Form 10-K
period 2025-12-27
ALT5 Sigma Corp
filed 2026-04-13
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-19621

ALT5 Sigma Corporation

(Exact name of registrant as specified in its charter)

Nevada	41-1454591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8548 Rozita Lee Ave., #305, Las Vegas, Nevada	89113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-400-2247

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	ALTS	The Nasdaq Capital Market
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sales price of such stock on June 27, 2025 was approximately $160.6 million.

The number of shares outstanding of the registrant’s common stock as of April 9, 2026 was 127,166,254.

i

PART I

ITEM 1. BUSINESS

General

ALT5 Sigma Corporation (formerly known as JanOne Inc.) and subsidiaries (collectively, “we,” “us,” the “Company,” or “ALT5”). Through our Fintech segment, the Company provides next-generation blockchain-powered technologies for digital asset trading, payments processing and related payment card services.

On May 15, 2024, the Company acquired ALT5 Sigma, Inc., and on July 15, 2024, changed its corporate name from JanOne Inc. to ALT5 Sigma Corporation. ALT5 Sigma, Inc., is a financial services and Fintech holding company. ALT5 Sigma, Inc. was created by financial industry specialists to provide the digital asset economy with the best practices of the industry and state of the art over-the-counter trading.

On May 9, 2025, the Company acquired Fortress II Holdings Ltd. d/b/a Mswipe. Mswipe is a next-generation payment solutions provider offering multi-currency, fiat payment card services, along with crypto-enabled capabilities through its existing integration with the ALT5 Subsidiary platform. Its suite of physical and virtual cards, available on both the Visa® and Mastercard® networks, allows users seamlessly to spend traditional and digital currencies worldwide (see Note 3).

Through March 8, 2023, the Company operated its legacy businesses, which are now discontinued operations, through its Recycling Subsidiaries, consisting of: (a) ARCA Recycling, Inc., a California corporation (“ARCA Recycling”), (b) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”), and (c) Customer Connexx, LLC, a Nevada limited liability company (“Connexx”). ARCA Recycling and ARCA Canada recycled major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Connexx was a company that provided call center services for recycling businesses. On March 9, 2023, we entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation, a Delaware corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries. The principal of VM7 is Virland A. Johnson, our former Chief Financial Officer.

The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K (the “Form 10-K”), and it should not be considered part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.

The Company’s principal executive offices are is located at 8958 Rozita Lee Ave., #305, Las Vegas, Nevada 89113, with subsidiary offices in Newmarket and Montreal, Canada

Fintech

Overview

ALT5 Sigma, Inc., through its subsidiaries, offers three main platforms to its customers: “ALT5 Pay”, “ALT5 Prime”, and “StrataCarte”. ALT5 Pay is a cryptocurrency payment gateway that enables registered and approved global merchants to accept and make cryptocurrency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugins with WooCommerce and/or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (U.S. Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets. ALT5 Prime is an electronic over-the-counter trading platform that enables registered and approved customers to buy and sell digital assets. Customers can purchase digital assets with fiat and, equally, sell digital assets and receive fiat. ALT5 Prime is available through a browser-based application, a mobile phone application named “ALT5 Pro” that can be downloaded from the Apple App Store, and Google Play, through ALT5 Prime’s FIX API, as well as through Broadridge Financial Solutions’ NYFIX gateway for approved customers. StrataCarte is a next-generation payment solutions provider offering multi-currency, fiat payment card services, along with crypto-enabled capabilities through its existing integration with the ALT5 Subsidiary platform. Its suite of physical and virtual cards, available on both the Visa® and Mastercard® networks, allows users to seamlessly spend traditional and digital currencies worldwide.

ALT5 Sigma, Inc., has two wholly-owned subsidiaries, ALT5 Sigma Canada, Inc., and ALT5Sigma Markets, Inc. ALT5 Sigma Canada, Inc. has three wholly-owned subsidiaries, ALT5 AI, Inc. (Canada), ALT5 Pro, LLC. (Saint Vincent and the Grenadines), and ALT5 ATM, Inc. (Canada).

ALT5 Sigma develops and commercializes products and services based on four key fundamental principles of (i) Safety, Security, and Trust, (ii) Accessibility (iii) Regulations, and (iv) Transparency:

Safety, Security and Trust

Develop and deploy products and services that increase our clients and customer’s trust in our organization.

Accessibility

Develops and deploys products and services that are easy to use, accessible everywhere, and with no barriers.

Regulations

Develops and deploys best practices to comply with know-your-customer (“KYC”), know-your-transaction (“KYT”), and anti-money laundering (“AML”) requirements.

Transparency

Develops best practices in financial reporting, as well as best practices in communication of all material events for all stakeholders, i.e., customers, shareholders, suppliers, and employees.

Background

Corporate History and Organizational Structure

ALT5 Sigma, Inc. was incorporated in the State of Delaware on March 5, 2018 under the name Buttonwood ARCA Inc. On March 21, 2018, it entered into a Share Exchange and Reorganization Agreement with Société AVA Inc., a Canadian corporation, and, as a result, Société AVA Inc. became a wholly-owned subsidiary of ALT5 Sigma. On March 28, 2018, ALT5 Sigma, Inc,. filed a Certificate of Amendment with the Secretary of State of the State of Delaware changing its name from Buttonwood ARCA Inc. to ALT5 Sigma, Inc. Also, on March 28, 2018, in connection with the Société AVA Inc. transaction, the name of that entity was changed to ALT5 Sigma Canada Inc.

On August 14, 2019, ALT5 Sigma Canada Inc., acquired 100% of Miningcrypt Inc., a Canadian cryptocurrency mining company, and, on November 25, 2019, Miningcrypt Inc., changed its name to ALT5 AI Inc. On October 31, 2020, due to a severe storm, the mining equipment suffered catastrophic damage and all mining operations ceased. ALT5 AI Inc. is intended to hold intellectual property and develop machine learning and/or artificial intelligence software. ALT5 AI Inc. does not currently have any assets and is not currently in operation.

On February 21, 2020, ALT5 Sigma Canada Inc., formed a wholly owned limited liability company named ALT5 Pro LLC in the country of Saint-Vincent and the Grenadines.

On March 16, 2023, ALT5 Sigma, Inc., formed a wholly-owned corporation in the State of New York, named ALT5 Sigma Markets Inc.

On May 10, 2024, ALT5 Sigma, Inc. was acquired by JanOne Inc.

On April 8, 2025, Alt5 Sigma, Inc., formed a wholly-owned corporation in the State of Wyoming, named Alt5, Inc. On August 5, 2025, Alt5, Inc. formed a wholly-owned corporation in the State of Wyoming, named Alt5 Digital Holdings, Inc. Alt 5 Digital Holdings, Inc. is the custodian of the Company’s WLFI tokens.

On October 10, 2025, Alt5, Inc. formed a wholly-owned corporation in the State of Wyoming named Alt 5 Sigma Digital Asset Treasury Company, Inc. This entity has no assets or operations.

On May 9, 2025, the Company acquired Fortress II Holdings Ltd. d/b/a Mswipe. Mswipe is a next-generation payment solutions provider offering multi-currency, fiat payment card services, along with crypto-enabled capabilities through its existing integration with the ALT5 Subsidiary platform. Its suite of physical and virtual cards, available on both the Visa® and Mastercard® networks, allows users to seamlessly spend traditional and digital currencies worldwide (see Note 3). In February 2026, Mswipe changed its name to StrataCarte.

Organizational Structure Chart

Executive Summary

ALT5 Sigma, Inc., is a financial services and Fintech holding company. ALT5 Sigma, Inc. was created by financial industry specialists to provide the digital asset economy with the best practices of the industry and state-of-the-art over-the-counter trading of technology and services. ALT5 Sigma, Inc., operates two distinct wholly-owned subsidiaries, ALT5 Sigma Canada Inc., and ALT5 Securities Inc.

ALT5 Sigma Canada Inc. provides next-generation, blockchain-powered technologies for tokenization, trading, clearing, settlement, payment, and custodianship of digital assets through its wholly-owned subsidiaries. ALT5 Sigma Canada has three wholly-owned subsidiaries, ALT5 AI Inc., ALT5 Pro LLC, and ALT 5 ATM Inc.

ALT5 Sigma Canada group of companies’ products and services are targeted to business two business (“B2B”) customers and not retail customers. The global target market for ALT5 Sigma Canada group of companies are banks, broker-dealers, funds, family offices, proprietary trading firms, liquidity providers, financial information providers, and merchants.

Business Model/ Revenue Model

ALT5 Sigma Canada obtains its revenue from initial installation fees or setup fees, monthly maintenance fees, spreads, and transaction commissions fees.

Our Clients

Our products and services are marketed to banks, broker-dealers, funds, family offices, proprietary trading firms, liquidity providers, financial information providers, payment processing partners, and merchants.

The Company has approximately 1,900 corporate customers located in 50 countries.

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

Depending on their geographic location, registered and approved customers may buy and sell a number of digital assets including, but not limited to:

Symbol	Name	Symbol	Name	Symbol	Name
AAVE	Aave	DASH	Dash	SNX	Synthetix
APE	Apecoin	DOGE	Dogecoin	SOL	Solana
ADA	Cardano	DOT	Polkadot	SUSHI	Sushiswap
ALGO	Algorand	ETH	Ethereum	TRUMP	Official Trump
ATOM	Cosmos	FTM	Fantom / Sonic	TRX	Tron
AU	AutoCrypto	HKD	HongKongDollar	UNI	Uniswap
AVAX	Avalanche	LINK	Chainlink	USDC	USD Coin
BCH	Bitcoin-Cash	LTC	Litecoin	USDT	Tether USD
BNB	BNB	MANA	Decentraland	UST	TerraClassicUSD
BSV	Bitcoin SV	MATIC	Polygon	XLM	Stellar
BTC	Bitcoin	MKR	Maker	XRP	Ripple
BTCN	BitcoinNote	MXN	Moneta Digital	XTZ	Tezos
COMP	Compound	QNT	Quant	YFI	Yearn.finance
DAI	Dai	SHIB	Shiba-inu

ALT5 Prime screen sample:

ALT5 Pay

ALT5 Pay is a cryptocurrency payment gateway enabling registered and approved global merchants to accept and make cryptocurrency payments or integrate the payment platform into their application or operations using plugins for WooCommerce and/or the company’s checkout widgets and APIs. Merchants have the option to automatically convert to US dollars, Canadian Dollars, Euros and/or British Pound.

ALT5 Pay screen sample:

Technology

■	Ability to offer multiple digital assets	■	Accept fiat deposits (USD, CAD, EUR and GBP).
■	Support 24/7	■	Supported order types including market, limit and stop
■	Complete backend control through customizable administration dashboard.	■	Endpoints supporting connections to trading interfaces, API, and related user-directed systems
■	Audit trades for clients	■	Integrated system to document customer KYC for onboarding process

■	Automated trade confirmation email and customized Monthly statements	■	Connect to FIX, Binary, WebSocket, REST and custom APIs.
■	Ability to place edit and cancel limit orders into order book via API	■	Run reports, transactions, treasury
■	Unlimited Accounts per user	■	Unlimited user profile

Security

■	Global setting protections in force to prevent unauthorized account activity, including unusual withdrawal requests.	■	Internal Service interaction utilize separate authentication contexts and are not exposed to the Internet
■	All platform data is replicated and backed up in real-time.	■	All website data is transmitted via encrypted transport layer security (TLS) connections (i.e. HTTPS)
■	Built in protection against brute force denial of service (DoS) and distributed denial of service (DDoS) attacks and active whitelist/blacklist management control.	■	Cold Storage Wallet Management
		■	Encrypted User Information
		■	Two Factor authentication

Trading Features

■	Multiple available views, including price chart, depth chart, order book and recent trades ticker.	■	11 available trendlines styles including rays, angles and arrows
■	Live order book displays buy and sell orders with live spread calculation.	■	18 available pitchforks styles including pitchforks, Gann boxes, and Fibonacci’s
■	Six chart styles including line, bar, area and candles.	■	9 available brushes including ellipses, triangles and rectangles
■	Ability to set custom chart durations ranging from one minute to years	■	12 available test box styles including flag marks, arrows and price labels
■	Ability to customize color and styles of bars, borders, wicks, price lines, backgrounds and grid	■	14 available pattern descriptors including cypher, ABCD and Elliott formations
■	Multiple scale styles including auto, percentage and logarithmic	■	9 available forecasting markers including bars, ghosts, spreads and areas
■	Ability to report block trade Integrated ability to save current chart view to jpeg	■	300+ available icons to markup charts.
■	58 available indicators including linear	■	Custom area measurement tool to find duration percentage change and price change Automatic calculation of fees included in order price
■	Regression curves, moving averages and oscillators	■	Multiple custom user reports including trade activity, transaction activity, and treasury activity
■	Ability to draw custom trendlines, pitchforks, and more that scales and move with chart.

StrataCarte

StrataCarte is a next-generation payment solutions provider offering multi-currency, fiat payment card services, along with crypto-enabled capabilities through its existing integration with the ALT5 Subsidiary platform. Its suite of physical and virtual cards, available on both the Visa® and Mastercard® networks, allows users to seamlessly spend traditional and digital currencies worldwide.

Competition

The digital assets market for our ALT5 Prime, ALT5 Pay, and StrataCarte products and services is a relatively new industry and only a handful of companies have emerged as recognized brands providing retail focused exchange or trading platforms, such as Coinbase, Gimini, Crypto.com, Kraken, and Binance. These platforms primarily target the retail digital asset investors but currently account for the largest trading volume in dollar equivalent and number of coins traded.

The digital assets market for our ALT5 Prime, ALT5 Pay, and StrataCarte products and services is a relatively new industry and only a handful of companies have emerged as recognized brands providing retail focused exchange or trading platforms, such as Coinbase, Gimini, Crypto.com, Kraken, and Binance. These platforms primarily target the retail digital asset investors but currently account for the largest trading volume in dollar equivalent and number of coins traded. Our services are aimed at business-to-business customers. Our interface, speed, customer service and feature set are aimed at this market, enabling us to tailor our product to the B2B market, thus providing us with a competitive advantage. We offer a white-label product that can be seamlessly integrated with a customer’s existing systems.

Market Size

ALT5 Sigma Canada’s products and services are designed for banks, broker-dealers, funds, family offices, proprietary trading firms, liquidity providers, financial information providers, and merchants.

Our main target market and focus are FINRA-registered broker dealers, banks, and global merchants.

According to the most recent information from FINRA, there are 3,249 broker-dealers registered and under FINRA’s supervision, representing approximately 628,000 registered representatives.

As of December 2025, the U.S. equity markets remain the largest globally, with a market capitalization of approximately $72 trillion, accounting for over 50% of the global equity market’s value (Siblis Research). This reflects significant growth from previous years, with the U.S. market adding nearly $9 trillion in value in 2025 alone. In comparison, the global digital assets market experienced substantial growth in 2024, with its market capitalization nearly doubling to approximately $3.91 trillion by mid-December, before consolidating at $3.0 trillion (Coingecko). Bitcoin continues to lead the digital assets market, maintaining a significant share of the total market capitalization.

ALT5 Sigma Canada projects that 3% of assets currently allocated to U.S. equities will transition to digital assets over the next 36-to-60 months. Based on the current U.S. equity market capitalization of $72 trillion, this 3% shift represents approximately $2.16 trillion. Such reallocation could increase the global digital assets market capitalization to approximately $5.16 trillion. Worldwide average trading volume of all assets is approximately $12-$14 trillion per day. Given that average daily trading volumes of digital assets have been around $162 billion, the digital asset market represents approximately 1.2% of global volume. Global trading volume is growing at a compounded annual growth rate of approximately 9%, while digital assets trading volume is growing at a compounded annual growth rate of approximately 17%.

ALT5 Sigma Canada further believes that retail and institutional investors will continue to seek advice, trade execution, and safekeeping of their assets, including digital assets such as Bitcoin, through their FINRA-registered broker-dealers. Therefore, we anticipate that our main target market, FINRA broker-dealers, will aggregate 90% of the daily trading volume, representing $342 billion of daily trading volume or $124.8 trillion in annual trading volume and potential revenues of $8.64 billion.

According to a McKinsey report, the global payments industry revenue reached $2.5 trillion in 2025. If calculated at an annualized growth rate of 7%, global payments industry revenue is projected to reach $2.7 trillion in 2026. Specifically, the crypto payment gateway market size is expected to reach $3.5 billion by 2030, growing at a CAGR of 15.6% from $1.5 billion in 2024, according to ResearchandMarkets.com.

Looking ahead, the Boston Consulting Group (BCG) projects that global payments revenues will continue to grow, albeit at a moderated pace. BCG’s Global Payments Report 2025 forecasts an annual growth rate of 4.0%, with revenues expected to reach $2.35 trillion by 2029 (BCG Global). This adjustment reflects a combination of market dynamics and macroeconomic factors influencing the industry.

This growth is driven by increasing adoption of cryptocurrencies and advancements in payment technologies.

Sales and Marketing

ALT5 Sigma Canada has outsourced a portion of its sales and business development to resellers. It is our strategy to target its primary market through conferences, tradeshows, direct mailing, and other digital advertising. ALT5 Sigma Canada intends on concentrating its marketing efforts in the United States and Canada as well as establish partnerships in other markets such as Europe, and Asia.

Revenue Model

ALT5 Sigma Canada generates revenue through three main line items.

1.	Installation or a onetime setup fee, which may vary depending on size and depth of installation.

2.	Monthly maintenance, which may also vary depending on the size and depth of installation.

3.	Transaction fees, which range from 0.25% to 5% on all transactions, buy and or sell or payment processing depending on industry and volume.

Historical Transaction Volume, Revenue, Profit

ALT5 Sigma Canada’s, transaction volume reached $8.0 billion cumulatively since inception and more specifically was $39.0 million in 2020, $442.0 million in 2021, $743.0 million in 2022, $1.1 billion in 2023, $2.2 billion in 2024, and $3.5 billion in 2025, with corresponding consolidated revenue of $12.5 million and profit of $0.7 million in revenue and $4.3 million in net loss for 2020, $3.5 million in revenue and $12.3 million in net loss for 2021, $9.1 million and $0.5 million in net profit for 2022, $11.9 million in revenue and $3.4 million in profit for 2023, $15.5 million in revenues and $0.6 million in profit for 2024 and $23.5 million in revenues and $3.3 million in net loss for 2025.

Biotechnology

Overview

We also hold clinical-stage biopharmaceutical assets focused on novel, non-opioid, and non-addictive therapies to address the large, unmet medical need for the treatment of pain and addiction. JAN101 (formerly known as TV1001SR) is a potential treatment for PAD, a vascular disease that affects more than 8.5 million people in the U.S. and more than 60 million people worldwide. We expect to commence Phase IIb/III clinical trials for the treatment of PAD in 2026. We are also working with a novel formulation of Low-dose naltrexone (“LDN”) that we call JAN123, which includes a biphasic release of the drug candidate. The release properties of JAN123 provide for an immediate release of a portion of the product with a slow, sustained release of the remaining drug candidate. Importantly, the rapid release of LDN has been reported to lead to vivid and lucid unpleasant dreams, which should be eliminated with the formulation of JAN123. Initially, we expect that a single tablet of JAN123 will be administered orally, once a day before sleep, with eventual titration up to two tablets before sleep.

In the fourth quarter of our 2024 fiscal year, our board of directors (the “Board”) determined that we would form a new subsidiary and capitalize it with JAN123 and certain of our other biopharma assets. Accordingly, we incorporated a Nevada corporation known as Alyea Therapeutics Corporation (“Alyea”). During fiscal 2025, the Company announced its intent formally to separate Alyea into a separate company, although we continue to expend corporate resources for Alyea and have not made any decision as to how the separation will be effectuated. As a result, our financial statements show our biopharmaceutical segment as a discontinued operation.

Corporate and Other

Our Corporate and Other segment consists of certain corporate general and administrative costs.

Employees

As of December 27, 2025, the Company had 16 employees, 15 of whom were full-time, and one was part-time.

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

Risks Relating to Our Business Generally

We have identified and disclosed material weaknesses in our internal control over financial reporting. If we are not able to remediate these material weaknesses and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall and could adversely affect investor confidence and our ability to maintain compliance with Nasdaq listing requirements.

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

As reported in Part II — Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting. Specifically, management noted the following material weaknesses in internal control: (1) insufficient information technology general controls and segregation of duties, where individuals negotiating contracts were also involved in approving invoices without proper oversight; (2) inadequate control design or lack of sufficient controls over significant accounting processes, including ineffective cutoff and reconciliation procedures with respect to certain accrued and deferred expenses; (3) insufficient assessment of the impact of potentially significant transactions; and (4) insufficient processes and procedures related to proper recordkeeping of agreements and contracts, including ineffective contract-to-invoice reconciliation with certain service providers. Remediation processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period.

We expect our systems and controls to become increasingly complex to the extent that we integrate acquisitions and as our business grows. Any failure to remediate these material weaknesses and implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the Nasdaq Capital Market. Ineffective disclosure controls and procedures or internal control over financial reporting may adversely affect investor confidence and, as a result, negatively impact the price of our Common Stock and have a material and adverse effect on our business, operating results, and financial condition.

If our estimates or judgment relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting estimates involve the valuation of assets acquired and liabilities assumed in business combinations, the recoverability of goodwill and long-lived assets, revenue recognition, and accounting for digital assets. If the assumptions underlying our accounting estimates prove to be incorrect, actual results may differ materially from what we have projected, resulting in material adjustments to our financial statements and adverse impacts to our operating results.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the design and effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective due to the existence of material weaknesses.

Adverse economic conditions and volatility in crypto asset markets could reduce transaction volumes, customer activity, and access to banking and capital, which could adversely affect our business.

Our performance is subject to general economic conditions and their impact on the crypto asset markets and our customers. Adverse general economic conditions, including recessions, inflation, rising interest rates, supply chain disruptions, bank failures, and geopolitical instability, have impacted and may in the future impact the crypto-economy. The extent of such impacts remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the crypto-economy, central bank monetary policies, and instability in the global banking system. Geopolitical developments, such as trade and tariff conflicts and foreign exchange limitations, can increase the severity and unpredictability of global financial and crypto asset market volatility. To the extent general economic conditions and crypto asset markets materially deteriorate or decline for a prolonged period, our ability to generate revenue and attract and retain customers could suffer and our business, operating results, and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve, there is no guarantee that the crypto-economy would similarly improve.

We may require additional capital to support business growth, and this capital might not be available.

We have funded our operations since inception primarily through equity financings, debt, and cash flows generated from operations. We cannot be certain that our operations will continue to fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, which investments may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions and any disruptions in the crypto market, instability in the global banking system, increasing regulatory uncertainty and scrutiny, or other unforeseen factors.

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

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, and other events beyond our control. Acts of terrorism, labor unrest, and other geopolitical unrest, including ongoing regional conflicts around the world, could cause disruptions to our business or the businesses of our partners. In the event of a major natural disaster or catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. To the extent natural disasters or catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme, we may suffer loss of customer funds.

Our operations in multiple foreign jurisdictions expose us to political, regulatory, legal, and currency risks that could adversely affect our business.

We operate subsidiaries and conduct business activities in multiple foreign jurisdictions, including Lithuania, the Czech Republic, Canada, and Saint Vincent and the Grenadines. Operating in these jurisdictions exposes us to risks that are different from and incremental to those we face in the United States, including: (i) differing and evolving legal, regulatory, and licensing requirements for financial services, money transmission, and digital asset activities; (ii) political instability, currency controls, and changes in governmental policy; (iii) foreign currency exchange rate fluctuations that could affect our results of operations when translated back to U.S. dollars; (iv) varying data privacy and cybersecurity laws that may be inconsistent with our global practices; and (v) tax laws and treaty arrangements that may be subject to change, creating retroactive or unexpected tax liabilities. Any adverse developments in these jurisdictions, including regulatory actions that restrict our ability to operate, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Our Fintech Segment

Our operating results have and will continue to significantly fluctuate, including due to the highly volatile nature of crypto assets.

Due to the highly volatile nature of the crypto economy and the prices of crypto assets, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader crypto-economy. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

●	crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, which can be highly volatile;

●	our ability to attract, maintain, grow, and engage our customer base;

●	changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;

●	regulatory changes or scrutiny that impact our ability to offer certain products or services;

●	pricing for or temporary suspensions of our products and services;

●	our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;

●	market conditions of, and overall sentiment towards, the crypto-economy;

●	macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;

●	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceedings, and enforcement-related costs;

●	the development and introduction of existing and new products and services by us or our competitors;

●	the amount and timing of our operating expenses related to the maintenance and expansion of our business and operations;

●	system failures, outages, or interruptions, including with respect to our platform and third-party crypto networks;

●	our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches, and losses;

●	breaches of security or privacy;

●	inaccessibility of our platform due to our or third-party actions;

●	our ability to attract and retain talent; and

●	our ability to compete with our competitors.

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

Our total fintech revenue is substantially dependent on the volume of transactions conducted on our platform. If volume declines, our business, operating results, and financial condition would be adversely affected.

We generate a large portion of our total fintech revenue from transaction fees on our platform. Transaction revenue is based on transaction fees, and such revenue has grown over time. Declines in the volume of crypto asset transactions may result in lower total revenue. The price of crypto assets and associated demand for buying, selling, and trading crypto assets have historically been subject to significant volatility. The transaction volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:

●	market conditions of, and overall sentiment towards, crypto assets and the crypto-economy;

●	trading activities on other crypto platforms worldwide, many of which may be unregulated, and may include manipulative activities;

●	investment and trading activities of highly active consumer and institutional users, speculators, miners, and investors;

●	the speed and rate at which crypto is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial asset worldwide;

●	decreased user and investor confidence in crypto assets and crypto platforms;

●	negative publicity and events relating to the crypto-economy;

●	the ability for crypto assets to meet user and investor demands;

●	consumer preferences and perceived value of crypto assets and crypto asset markets;

●	increased competition from other payment services or other crypto assets that may exhibit better speed, security, scalability, or other characteristics;

●	adverse legal proceedings or regulatory enforcement actions impacting crypto-economy participants;

●	regulatory or legislative changes, scrutiny, and updates affecting the crypto-economy;

●	the characterization of crypto assets under the laws of various jurisdictions around the world;

●	the adoption of unfavorable taxation policies on crypto asset investments by governmental entities;

●	ongoing technological viability and security of crypto assets and their associated smart contracts, applications, and networks;

●	speed and fees associated with processing crypto asset transactions;

●	availability of banking and payment services to support crypto-related projects;

●	instability in the global banking system and the level of interest rates and inflation;

●	monetary policies of governments, trade restrictions, and fiat currency devaluations; and

●	national and international economic and political conditions.

There is no assurance that any supported crypto asset will maintain its value or that there will be meaningful levels of trading activity. In the event that the price of crypto assets or the demand for trading crypto assets declines, our business, operating results, and financial condition would be adversely affected.

Cyberattacks and security breaches of our platform, or those impacting our customers or third parties, could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business involves the collection, storage, processing, and transmission of confidential information, customer, employee, service provider, and other personal data, as well as information required to access customer assets. We have built our reputation on the premise that our platform offers customers a secure way to purchase, store, and transact in crypto assets. Any actual or perceived security breach of us or our third-party partners may: harm our reputation and brand; result in our systems or services being unavailable and interrupt our operations; result in improper disclosure of data and violations of applicable privacy and data protection laws; result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure; cause us to incur significant remediation costs; lead to theft or irretrievable loss of our or our customer’s fiat currencies or crypto assets; reduce customer confidence in, or decrease customer use of, our products and services; divert the attention of management from the operation of our business; and result in significant compensation or contractual penalties payable by us to our customers or third parties.

Attacks upon systems across a variety of industries, including the crypto industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information, disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Although we have developed systems and processes designed to protect the data we manage, prevent data loss, and prevent other security breaches, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks.

The loss or destruction of private keys required to access our digital assets or those of our customers could result in permanent, irrecoverable loss.

Our platform and custodial operations require the storage and management of private keys, which are necessary to access and transfer digital assets on blockchain networks. The loss, theft, destruction, or compromise of private keys — whether through cyberattack, employee error, system failure, or inadequate backup procedures — could result in the permanent and irrecoverable loss of digital assets, for which there is no technical remedy. Unlike traditional financial assets, blockchain transactions are generally irreversible, and there is no central authority or counterparty recovery mechanism available to restore lost or stolen crypto assets. Any such loss could result in significant financial harm to our customers and to us, reputational damage, regulatory investigations, and potential litigation. We maintain security measures and procedures to mitigate private key risk, but no assurance can be given that these measures will be sufficient in all circumstances.

We are subject to an extensive, highly-evolving, and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange and transfer, cross-border and domestic money and crypto asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services, consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing.

Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies and may not directly apply to our fintech business. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the crypto-economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. Governmental and regulatory bodies may introduce new policies, laws, and regulations relating to crypto assets and the crypto-economy generally, and crypto asset platforms in particular, which may adversely impact the development of the crypto-economy as a whole and our legal and regulatory status. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected.

Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries by U.S. federal and state regulators and foreign financial service regulators. As a result of findings from these audits and examinations, regulators may require us to take certain actions, including limiting the kinds of customers to whom we provide services, changing, terminating, or delaying our licenses and the introduction of new products or services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation, brand, business, operating results, and financial condition.

The potential classification of certain crypto assets as securities by the SEC or other regulators could materially impact our business operations and require significant restructuring.

The SEC and other regulatory bodies have brought enforcement actions and issued guidance suggesting that certain crypto assets may qualify as securities under existing law. In March 2026, the SEC issued additional interpretive guidance clarifying its views regarding the application of the federal securities laws to crypto assets and market participants, including expectations relating to the analysis of digital assets under existing legal frameworks and disclosure obligations in offerings involving crypto assets. If bitcoin, ether, or any other crypto asset we support is determined to be a security by the SEC or a court of competent jurisdiction, we could face registration requirements, enforcement actions, fines, and the need to restructure, limit, or discontinue certain product offerings. In addition, the SEC’s evolving guidance and enforcement posture may increase regulatory scrutiny of our products, services, platform operations and customer activities, and could require changes to our compliance, onboarding, custody, trading or disclosure practices. The Commodity Futures Trading Commission (“CFTC”) joined the interpretive effort and indicated that it and its staff will administer the Commodity Exchange Act consistent with the Commission’s interpretation, which may result in additional oversight of digital asset activities within the CFTC’s jurisdiction. Such a determination could also result in delisting obligations, reputational harm, and loss of customer trust. The legal and regulatory framework governing which digital assets constitute securities remains uncertain, evolving, and subject to varying interpretations across jurisdictions, which creates ongoing compliance risk.

Evolving tax treatment of digital assets creates uncertainty in our tax obligations and potential retroactive liabilities.

The IRS and international tax authorities are actively developing and revising guidance regarding the tax treatment of digital assets, including classification as property, currency, or securities; reporting obligations for exchanges and custodians; treatment of staking rewards, hard forks, and airdrops; and information reporting requirements. We are subject to various tax regimes in the jurisdictions in which we operate, and changes in applicable tax laws or guidance could increase our tax liability, require changes to our reporting practices, and result in retroactive tax assessments. Customers transacting in crypto assets may also face complex and evolving tax reporting obligations, and any failure on our part to provide required tax information or withhold applicable taxes could subject us to regulatory liability. The cost and complexity of complying with evolving tax requirements may be significant and could adversely affect our business, operating results, and financial condition.

We are exposed to risks from blockchain forks and from the decentralized and open-source nature of blockchain protocols, which could disrupt our platform operations, compromise network integrity, and create uncertainty regarding supported digital assets.

Blockchain networks can undergo “forks” — either “hard forks” that create a permanent divergence resulting in two separate blockchain protocols, or “soft forks” that implement protocol updates in a backward-compatible manner. Forks may occur as a result of deliberate protocol upgrades, community disagreements, or security vulnerabilities. A fork of a blockchain network that we support could: create duplicate digital assets for which we may need to determine which chain to recognize; disrupt trading operations and create temporary or extended platform downtime; require significant engineering resources to evaluate, integrate, or decline to support the forked chain; create compliance uncertainty regarding which assets are subject to regulatory requirements; and result in customer losses or claims if our handling of a fork is inconsistent with customer expectations. Our policies regarding the handling of forked assets may not fully protect customers or our business from the consequences of unexpected or contentious network forks.

In addition, the blockchain networks on which we operate and through which our customers transact are largely decentralized and governed by open-source protocols. These networks are vulnerable to risks that include: a malicious actor or group of actors gaining control of a majority (more than 50%) of the hashing power or validation capacity of a blockchain network (a “51% attack”), which could enable such actors to reverse or double-spend transactions, create fraudulent transaction histories, or destabilize the network; bugs, errors, or malicious changes introduced into open-source code by developers or other contributors; protocol-level vulnerabilities that may be exploited by sophisticated attackers; and failures or malicious behavior by validators, miners, or node operators on which network security depends. Any such events affecting a blockchain network we rely upon could result in loss of assets, platform disruption, reputational harm, and financial loss to our customers and to us.

Our platform is exposed to chargeback, fraud, and unauthorized transaction losses, particularly in connection with our payment card and fiat-linked services.

Our fintech platform and, following our acquisition of Fortress II Holdings and its Mswipe payment card operations, our payment services business are exposed to risks of chargebacks, fraudulent transactions, and unauthorized account access. Customers may initiate chargebacks through their card issuers or payment networks, including Visa® and Mastercard®, for transactions they dispute, and we may be required to absorb those losses if we are unable to recover funds from our counterparties. Unauthorized access to customer accounts, account takeovers, and identity fraud could result in significant transaction losses. Our ability to mitigate these risks depends on our fraud detection and prevention capabilities, compliance with card network rules, and the effectiveness of our KYC and authentication procedures. Any material increase in chargeback rates or fraud losses could adversely affect our financial condition and our relationships with card networks and banking partners.

Customer crypto assets held on our platform are not insured by the FDIC or SIPC, and customers could suffer losses in the event of platform failure.

Unlike bank deposits, which may be protected by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits, digital assets held on our platform are not insured by the FDIC, the Securities Investor Protection Corporation (“SIPC”), or any other governmental or private insurance program. In the event of our insolvency, bankruptcy, cybersecurity breach, or operational failure, customers may not be able to recover any or all of their digital assets. We maintain certain security and custody practices intended to protect customer assets, but no assurance can be provided that these protections will be sufficient under all circumstances. Customers should be aware of and understand this risk before entrusting assets to our platform.

Our banking and financial institution relationships may be disrupted, which could have a material adverse effect on our ability to operate.

Banking institutions have in the past and may in the future limit, restrict, or terminate their relationships with crypto companies, including ALT5 Sigma Canada. The loss of existing bank accounts, correspondent banking arrangements, or payment processing relationships could significantly impair our ability to receive and transmit fiat currency on behalf of customers, fund operations, and settle transactions. Regulatory pressure on banks to limit their exposure to crypto-related businesses could result in our current banking relationships being terminated on short notice. Finding replacement banking partners could be difficult, time-consuming, and may not be possible on equivalent terms. Any disruption in our banking relationships could materially adversely affect our business, liquidity, and financial condition.

We are subject to extensive anti-money laundering, counter-terrorism financing, know-your-customer and economic sanctions obligations, and our failure to comply with these requirements, including those administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), could subject us to significant penalties and adversely affect our business.

As a financial services company and crypto asset platform, we are required to comply with a broad and evolving set of anti-money laundering (“AML”), counter-terrorism financing (“CTF”), know your client (“KYC”) protocols, and sanctions requirements in the United States and the foreign jurisdictions in which we operate. The decentralized and pseudonymous nature of public blockchain networks means that we may inadvertently receive, process, or interact with transactions involving digital wallet addresses associated with persons or entities designated on OFAC’s Specially Designated Nationals and Blocked Persons list or other sanctions lists.

Unlike traditional financial transactions where parties are identified before settlement, blockchain transactions may not permit full pre-transaction due diligence, particularly where privacy-enhancing features or decentralized protocols are involved. Any determination by OFAC or other regulators that we have facilitated transactions involving sanctioned parties, failed to maintain effective AML, CTF, or KYC controls, or otherwise violated applicable laws — even inadvertently — could subject us to significant civil and criminal penalties, reputational damage, and loss of licenses or banking relationships. We implement compliance programs designed to screen transactions and counterparties against applicable sanctions lists and to satisfy AML, CTF, and KYC requirements, but the effectiveness and completeness of these measures cannot be guaranteed in all circumstances.

We also support crypto assets and technologies that may incorporate privacy-enhancing features, which can obscure the identities of transaction parties and increase our exposure to AML and sanctions-related risks. In addition, evolving regulatory requirements, including the Financial Action Task Force “Travel Rule” and similar international information-sharing obligations, impose additional compliance burdens that may be costly to implement and may impact our ability to offer certain products or services in particular jurisdictions.

Regulatory, investor and market focus on climate-related risks and the environmental impact of digital asset networks may impose additional compliance costs and reputational risks on our business.

Governments, regulatory bodies, and investors are increasingly focused on climate-related risks, energy usage, and sustainability considerations associated with digital asset networks, particularly those that rely on energy-intensive consensus mechanisms. Although our fintech business model as an exchange and payment platform is less energy-intensive than bitcoin mining operations, we may nonetheless face increased scrutiny from investors, regulators, and the public regarding the environmental characteristics of the blockchain networks we support. In addition, evolving regulatory frameworks and investor expectations relating to climate-related disclosures, sustainability practices, or transition risk may impose new reporting obligations, require changes to our disclosures or business practices, or limit our ability to support certain digital assets or networks. Failure to appropriately address or adapt to these evolving expectations could result in reputational harm, reduced investor demand for our securities, increased compliance costs, or limitations on our business activities, any of which could adversely affect our business, financial condition and results of operation.

Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of customers or funds and adversely affect our brand, reputation, business, operating results, and financial condition.

Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. The systems of our third-party service providers and certain crypto asset and blockchain networks have experienced, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events.

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our customer’s trade execution and processing, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of trades, unauthorized trades, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. Problems with the reliability or security of our systems would harm our reputation, and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

If we fail to retain existing customers or add new customers, or if our customers decrease their level of engagement with our products, services and platform, our business, operating results, and financial condition may be significantly harmed.

Our success depends on our ability to retain existing customers and attract new customers, including developers, to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services, and offer competitive prices in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to retain our current customers or attract new customers, or keep our customers engaged. Increased competition from decentralized exchanges, noncustodial platforms, and traditional financial institutions entering the digital asset space could reduce our market share and adversely affect our business.

We face intense competition from larger crypto platforms, decentralized networks, traditional financial institutions and payment providers, which could reduce our market share, compress margins and increase customer acquisition costs.

The markets for crypto asset exchange, digital payment services, and crypto-related financial services are highly competitive and rapidly evolving. We compete against numerous established and well-funded competitors, including Coinbase, Kraken, Binance, and other large crypto exchanges; decentralized exchanges (DEXs) and noncustodial wallet providers that operate without regulatory oversight or compliance costs; traditional financial institutions that are entering the digital asset space; and payment processing companies. Many of our competitors have significantly greater financial, technical, and marketing resources than we do. Competition could negatively impact our pricing, margins, customer acquisition costs, and overall market position. If we fail to compete effectively, our business, financial condition, and results of operations will be materially adversely affected.

We are subject to risks associated with our compliance and risk management methods.

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

We obtain, process, and store a large amount of sensitive personal and financial data and are subject to evolving data privacy, data protection, and information security laws and regulations, and any failure to protect such data or comply with applicable requirements could adversely affect our business.

We obtain, process, and store large amounts of sensitive data, including personal data related to our customers and their transactions, such as their names, addresses, social security numbers, visa information, copies of government-issued identification, facial recognition data from identity verification, trading data, tax identification, and bank account and payment information. We are subject to a variety of federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions that require us to safeguard our customers’, employees’, and service providers’ personal data.

These laws include, among others, the California Consumer Privacy Act (the “CCPA”), the General Data Protection Regulation (“GDPR”) in the European Union, and other international data protection laws. Privacy and data protection laws continue to evolve and may be interpreted and applied in a manner that is inconsistent with our current data handling safeguards and practices, which could result in fines, penalties, litigation, or regulatory enforcement actions.. Any failure, or perceived failure, by us or our third-party service providers to comply with applicable laws or to prevent unauthorized access to, or use or disclosure of, personal data could result in regulatory investigations, enforcement actions, litigation, reputational harm and significant costs.

Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business, operating results, and financial condition.

Our business depends in large part on our proprietary technology. We rely on, and expect to continue to rely on, a combination of trade dress, domain name, and trade secrets, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely affect our business, operating results, and financial condition.

We believe that our future success is highly dependent on the talents and contributions of our operating subsidiary’s management team and other key employees across product, engineering, risk management, finance, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. The pool of qualified talent in our industry is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. The loss of even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely affect our business, operating results, and financial condition.

Our culture emphasizes innovation, and if we cannot maintain this culture as we grow, our business, operating results, and financial condition could be adversely affected.

We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to develop new and innovative products and services, which we believe is essential to attracting high quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture as we grow or integrate acquisitions, we could lose the innovation, creativity, and teamwork that has been integral to our operating crypto business.

Our acquisition of Fortress II Holdings and its Mswipe payment card operations exposes us to integration, compliance, and operational risks specific to the payments industry.

In May 2025, we acquired Fortress II Holdings and its Mswipe business, a payment card processing and issuance platform. This acquisition exposes us to risks that are distinct from our core crypto exchange business, including: (i) the risk that we may not be able to successfully integrate Mswipe’s operations, technology, and personnel into our existing business; (ii) compliance with Visa®, Mastercard®, and other card network rules, which are subject to ongoing changes and impose significant operational requirements; (iii) exposure to losses from fraudulent transactions, chargebacks, and disputes in the payment card industry; (iv) multi-currency settlement risk and the complexities of operating in foreign exchange markets; (v) regulatory requirements applicable to payment processors and money transmitters in the jurisdictions in which Mswipe operates; and (vi) the risk that anticipated synergies from the acquisition may not be realized. Any failure to effectively integrate and operate the Mswipe business could result in financial losses, operational disruptions, and reputational harm.

Risks Relating to Our Biotechnology Segment

We may be unable to effectuate the planned formal separation of our biotechnology segment, which could adversely affect our financial condition and strategic objectives.

We intend to effectuate a formal separation of our biotechnology segment – one possibility of which would be as a separate, independent publicly traded company. The successful effectuation of a formal separation in that manner is subject to numerous conditions and risks, including receipt of any required regulatory approvals, favorable market conditions, satisfactory resolution of legal and financial matters, the execution of separation agreements, and the ability of Alyea to satisfy requirements for listing on a national securities exchange. There can be no assurance that the Board will take this approach in effectuating the formal separation of our biotechnology segment and, if so, that any or all of these conditions will be satisfied or waived in a timely manner or at all. If we determine to take this approach but are unable to complete this type of a transaction, we may pursue alternative strategic options with respect to the biotechnology segment, which could result in additional costs, management distraction, and uncertainty, any of which could adversely affect our financial condition and results of operations.

Effectuating a formal separation of our biotechnology segment is complex and may divert management’s attention and consume significant resources, which could adversely affect both the biotechnology segment and our remaining operations.

Effectuating a formal separation of our biotechnology segment requires significant time and attention from our senior management team, as well as substantial financial and administrative resources. The separation process may involve, among other things, the negotiation and execution of transition services agreements, the establishment of standalone corporate, legal, financial reporting, and information technology infrastructure for the biotechnology segment, and, depending on the method of such effectuation, the satisfaction of regulatory and exchange listing requirements. These demands may divert management’s attention from our other business segments and ongoing operations. Any disruption to our core operations or failure to adequately plan for the separation could adversely affect our business, financial condition, or results of operations.

The biotechnology segment, if formally separated, may be unable to raise sufficient capital to fund its operations and development programs as a standalone entity, which could impair its viability and the value realized by our stockholders.

Following the formal separation in whatever manner that is accomplished of the biotechnology segment, it will be required to access the capital markets independently to fund its operations, research and development activities, and general corporate expenses. The biotechnology segment has not generated revenue from product sales, or otherwise, has a history of operating losses that we continue to fund, and will require substantial additional financing to advance its product candidates through clinical development and commercialization. There can be no assurance that Alyea will be able to raise capital on acceptable terms, or at all. Capital raising efforts may be adversely affected by factors outside Alyea’s control, including general market conditions, investor sentiment toward pre-revenue biotechnology companies, interest rate levels, and the overall performance of the equity capital markets. If Alyea is unable to raise sufficient capital, it may be required to delay or discontinue development programs, reduce headcount, or, in the most severe scenarios, cease operations entirely. Any of these outcomes could materially reduce the value of Alyea and adversely affect the value delivered, if at all, to our stockholders in effectuating the formal separation.

If effectuating the formal separation results in Alyea becoming a stand-alone publicly traded entity, it may not qualify for or maintain a listing on a national securities exchange, which could impair the liquidity and value of its securities owned by us or, prospectively, by our stockholders.

If effectuating the formal separation results in Alyea becoming a stand-alone publicly traded entity, it will be required to meet the initial listing standards of a national securities exchange, including minimum stockholders’ equity, market capitalization, and other financial and governance requirements. There is no assurance that it will satisfy any or all of these requirements at the time the formal separation is effectuated or that it will be able to maintain its listing thereafter. If Alyea fails to qualify for or maintain an exchange listing, its securities may trade only on the over-the-counter market, which could significantly reduce their liquidity and adversely affect the value retained by or received by our stockholders.

Effectuating the formal separation of the biotechnology segment in a spinoff transaction may have adverse tax consequences for our stockholders and for us.

We intend to evaluate the tax treatment of a spinoff- or split-off-type of a transaction; however, there can be no assurance that such a method of formalizing the separation of Alyea will qualify for tax-free treatment under applicable federal income tax law. If that methodology were to fail to qualify as a tax-free distribution, the Company and its stockholders could be subject to significant tax liabilities. Even if that method of formalizing the separation of Alyea qualifies that potential transaction as tax-free to our stockholders, we could be subject to corporate-level tax if certain events occur in connection with or following a spinoff. Any such tax liabilities could be substantial and could adversely affect our financial condition.

Unlike currently, following a formal separation of our biotechnology segment, it will operate without our financial support and may face challenges in establishing itself as a fully independent company.

Currently, our biotechnology segment has benefited from the Company’s financial resources, credit support, shared services, and operational infrastructure. After effectuating the formal separation, Alyea will be responsible for maintaining its own corporate functions, including finance, legal, human resources, information technology, and investor relations. The costs of establishing and operating these functions on a standalone basis may be higher than the historical allocated costs reflected in the biotechnology’s segment’s financial statements, as consolidated into ours. There is no assurance that Alyea will be able to replicate the services and functions previously provided by us at comparable cost or quality, and any failure to do so could adversely affect its financial condition, operating results, and ability to execute its business plan.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors and subject us to securities class action litigation.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us, our ability or inability to raise additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business, or prospects. In addition, the stock markets, in general, The Nasdaq Capital Market, and the markets for biopharmaceutical and crypto companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition, or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation.

Sales or distribution of substantial amounts of our Common Stock, or the perception that such sales or distributions might occur, could cause the market price of our Common Stock to decline.

The sale or distribution of a substantial number of shares of our Common Stock, particularly sales by us or our directors, executive officers, and principal stockholders, or the perception that these sales or distributions might occur in large quantities, could cause the market price of our Common Stock to decline. We may also issue additional shares of Common Stock in the form of blockchain tokens to customers in connection with customer reward or loyalty programs. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued Common Stock.

If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the price of our Common Stock and its liquidity could decline.

The trading market for our Common Stock may be influenced by the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If securities and industry analysts cease coverage of us altogether, the market price for our Common Stock may be negatively affected. If one or more of the analysts who cover us downgrade our Common Stock, or publish inaccurate or unfavorable research about our business, the price of our Common Stock may decline. In light of the unpredictability inherent in our business, our financial outlook commentary may differ from analyst’s expectations, which could cause volatility to the price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Overview

In the ordinary course of our business, we collect, use, store, and digitally transmit confidential, sensitive, proprietary, and personal information, including customer identities, financial data, transaction histories, private key management data, and personally identifiable information (“PII”). As a digital asset trading and payment services platform, the secure maintenance of this information and our information technology systems is fundamental to the trust our customers place in us, to the continued operation of our business, and to our compliance with applicable laws and regulations.

We operate in an industry that is a high-value target for sophisticated and well-funded threat actors, including nation-state actors, organized criminal groups, and individual hackers who may seek to compromise customer assets, disrupt our platform operations, or steal sensitive data. We take this threat environment seriously and are in the process of developing a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our critical systems and information.

This Item 1C is organized into three principal sections as required by the SEC’s cybersecurity disclosure rules: (1) Risk Management and Strategy; (2) Governance; and (3) Material Incidents. For a discussion of the risks that cybersecurity threats pose to our business strategy, operations, and financial condition, including the risk of private key loss, platform disruption, and regulatory penalties, see “Item 1A — Risk Factors,” which is incorporated by reference herein.

Cybersecurity Risk Management and Strategy

We are in the process of developing a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We are evaluating alignment of this program with the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and intend to integrate it into our overall enterprise risk management (“ERM”) program so that cybersecurity risks are evaluated alongside operational, financial, legal, and strategic risks facing the Company.

Our cybersecurity risk management program is being developed around the NIST CSF core functions — Identify, Protect, Detect, Respond, and Recover — and is expected to include the following key elements, which are currently under review for future implementation:

1. Identify — Risk Assessment and Asset Management

We are evaluating the development of processes to maintain an inventory of information assets, systems, and data, and to conduct periodic cybersecurity risk assessments to identify threats, vulnerabilities, and the potential impact of cybersecurity incidents on our operations. During fiscal year 2024, management performed an internal review focused on identifying key cybersecurity risks associated with our business operations and continues to assess the need for more formalized risk assessment processes. Management is evaluating potential remediation measures and enhancements to its cybersecurity risk management program for future implementation on a prioritized basis, including the possible engagement of third-party resources.

We are also evaluating the use of threat intelligence feeds and participation in information-sharing forums relevant to the digital asset and financial technology sectors to monitor emerging cybersecurity developments, including threats specifically targeting digital asset platforms and companies similar to ours. No formal threat intelligence program has been implemented to date.

2. Protect — Technical and Administrative Controls

We are reviewing the adoption of a defense-in-depth security architecture to protect our systems, data, and customer assets. The technical and administrative controls we are evaluating for future implementation include:

●	Network Security: Firewalls, intrusion detection and prevention systems (IDS/IPS), and network segmentation to isolate sensitive systems and limit lateral movement in the event of a breach.

●	Endpoint Protection: Endpoint detection and response (EDR) tools to detect, contain, and remediate malicious activity across company devices.

●	Identity and Access Management: Multi-factor authentication (MFA) across critical systems; role-based access controls (RBAC) based on the principle of least privilege; and privileged access management (PAM) controls for administrative accounts.

●	Encryption: Encryption of data at rest and in transit using industry-standard protocols, and hardware-based controls for the management of private keys and other cryptographically sensitive materials.

●	Continuous Monitoring: A managed 24/7 Security Operations Center (SOC) staffed by a managed security service provider (“MSSP”), supported by Security Information and Event Management (SIEM) technology to aggregate and correlate log data across our environment.

●	Vulnerability Management: Regular vulnerability scanning and patching protocols, supplemented by periodic penetration testing conducted by qualified third-party security firms.

●	Cloud Security: Cloud-native security controls for our cloud-hosted infrastructure, including configuration management, access logging, and continuous posture monitoring.

●	Data Governance: Formal internal policies governing the classification, handling, retention, and disposal of sensitive data, including customer PII, financial data, and proprietary information.

We are evaluating investment in industry-standard security technologies commensurate with the size and risk profile of our business. No formal implementation of the above controls has occurred to date. We intend to prioritize and implement these controls on a phased basis, informed by the findings of our FY2024 external risk assessment.

3. Detect — Threat Detection and Monitoring

We are evaluating the engagement of a managed 24/7 Security Operations Center (SOC) to provide continuous threat monitoring across our IT environment. Under this model, the SOC team would monitor security alerts generated by a SIEM platform, endpoint protection tools, network security devices, and other detection capabilities, with alerts triaged and escalated to senior management in accordance with incident response procedures. No managed SOC has been engaged to date.

We are also reviewing subscriptions to industry threat intelligence services and, where appropriate, participation in information-sharing forums relevant to the digital asset and financial technology sectors, to stay current on threat actor tactics, techniques, and procedures (TTPs) targeting companies similar to ours. These capabilities are under consideration for future implementation.

4. Respond and Recover — Incident Response Planning

We are in the process of developing a written cybersecurity incident response plan (“IRP”) designed to provide a structured approach to detecting, containing, eradicating, and recovering from cybersecurity incidents. The IRP, when completed, is intended to establish defined procedures for:

●	Initial detection, triage, and classification of potential security incidents, including a materiality analysis framework to evaluate incidents for potential disclosure obligations under SEC rules and applicable securities laws;

●	Escalation and notification protocols to senior management and the Audit Committee, including escalation timelines tied to incident severity;

●	Containment and eradication activities designed to limit the impact of an incident and prevent recurrence;

●	Communication procedures for notifying affected customers, regulators, law enforcement, and other stakeholders as required by applicable law; and

●	Post-incident review and remediation to identify root causes and implement corrective measures.

The IRP has not yet been finalized. We intend to review and update the plan at least annually once adopted, to reflect changes in our threat environment, business operations, and regulatory requirements. We are also evaluating the conduct of tabletop exercises to test our incident response capabilities once the IRP is in place.

5. Workforce Training and Security Awareness

We recognize that human error is one of the most significant risk factors in cybersecurity, and we are committed to building a security-aware organizational culture. We are currently evaluating the development of a formal cybersecurity training curriculum in collaboration with our crypto-processing subsidiary. The program under consideration is expected to cover:

●	Phishing awareness and identification of social engineering attacks;

●	Password hygiene and secure credential management;

●	Safe handling of sensitive customer data and PII;

●	Email security best practices, including how to identify and report suspicious messages; and

●	Applicable data protection policies and compliance obligations.

No formal training program has been implemented to date. We intend, once a curriculum is developed, to require all employees to complete cybersecurity awareness training on at least an annual basis, with role-specific training for personnel with access to particularly sensitive systems or data. We are also evaluating the use of periodic phishing simulation exercises to test employee awareness and identify areas for additional training.

6. Third-Party and Supply Chain Risk Management

We recognize that our security posture is affected not only by our own controls but also by the security practices of the third-party vendors, service providers, and partners with whom we share data or on whom we rely for critical services. We are evaluating the development of a formal third-party risk management program. The elements under consideration include:

●	Security evaluation of third-party vendors and service providers prior to onboarding, including assessment of their cybersecurity controls, certifications, and compliance posture;

●	Contractual requirements for third-party vendors to maintain appropriate technical, administrative, and physical cybersecurity controls, including requirements for prompt notification of security incidents that may affect our data or systems;

●	Ongoing monitoring of key third-party relationships to assess any changes in their security posture or risk profile; and

●	Periodic reassessment of vendor risk as part of our overall enterprise risk management process.

No formal third-party cybersecurity risk management program has been implemented to date. We intend to apply any such program, once developed, to all significant vendors, including any managed security service providers engaged to supplement our internal IT capabilities.

Material Cybersecurity Incidents

As of the date of this Annual Report, we are not aware of any cybersecurity incidents that have had, or are reasonably likely to have, a material impact on our business, operations, results of operations, or financial condition. As a company operating in the digital asset sector, we are subject to ongoing cybersecurity threats and may experience security events from time to time. To date, any incidents we have experienced have been addressed through our security operations capabilities without material impact.

We note that the digital asset industry has experienced a number of high-profile cybersecurity incidents at other companies, some of which have resulted in material losses of customer assets or sensitive data and significant regulatory and legal consequences. We continue to monitor the evolving threat landscape and invest in our cybersecurity defenses in light of these industry developments. We cannot provide assurance that future cybersecurity incidents will not occur or that any future incidents will not have a material effect on our business.

For a detailed discussion of cybersecurity-related risks facing our business, including risks related to private key loss, platform disruption, data breaches, regulatory exposure, and the security of third-party blockchain networks, see Item 1A, “Risk Factors,” which is incorporated by reference into this Item 1C.

Cybersecurity Governance

Board of Directors and Audit Committee Oversight

Our Board considers cybersecurity risk as an integral component of its overall risk oversight function. Our Board has designated the Audit Committee — which is composed solely of independent directors — as the body primarily responsible for assisting the Board in fulfilling its oversight responsibilities with respect to cybersecurity and other information technology risks.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including the processes and policies for determining risk tolerance, and reviews management’s strategies for adequately mitigating and managing identified cybersecurity risks. The Audit Committee receives updates from management regarding cybersecurity risks, the status of our cybersecurity program, significant emerging threats, and the results of risk assessments and security testing, at least quarterly and more frequently as significant matters warrant.

The Audit Committee reports its cybersecurity-related findings and recommendations to the full Board on a periodic basis. Management updates the Audit Committee and the Board as necessary regarding material cybersecurity occurrences and the measures the Company is taking to prevent, contain, and remediate the same. As our cybersecurity program matures, the Board will consider developing additional specific cybersecurity oversight functions and protocols commensurate with the size and complexity of our business.

Management Responsibility

Day-to-day cybersecurity risk management responsibility rests with our subsidiary-level IT professionals, who work in collaboration with our external managed security service providers and, as appropriate, our outsourced virtual CISO (“vCISO”). Our management team is responsible for assessing and managing material cybersecurity risks and for our overall cybersecurity risk management program on a day-to-day basis, including supervising both our internal IT personnel and the relationship with our retained external security consultants.

Our subsidiary-level IT professionals are responsible for overseeing the security of our IT networks and infrastructure, with a focus on preventing, detecting, addressing, and mitigating risks related to unauthorized access, misuse, malware, ransomware, social engineering, and other security threats. We intend to supplement these internal efforts with managed security service providers as our program matures.

Management escalates significant cybersecurity matters to senior management and the Audit Committee in accordance with defined escalation protocols, including any matters that may require disclosure under the SEC’s cybersecurity reporting rules or other applicable law. Management also ensures that the Audit Committee receives prompt notification of any cybersecurity incidents that have, or are reasonably likely to have, a material effect on the Company.

ITEM 2. PROPERTIES

As of December 27, 2025, our executive offices were located in Las Vegas, Nevada in a leased facility consisting of 3,600 square feet of office space. We believe our executive office space is sufficient to meet our current needs.

Our Fintech segment maintained offices in Montreal, Quebec, Canada, across two leased facilities with approximately 2,100 and 2,500 square feet, respectively. We believe this office space is adequate to meet our current operational needs.

ITEM 3. LEGAL PROCEEDINGS

The information in response to this item is included in Note 20, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock trades under the symbol “ALTS” on The Nasdaq Capital Market. As of April 9, 2026, there were approximately 0 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 27, 2025, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this 10-K for the fiscal year ended December 27, 2025.

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

During the periods disclosed in this Annual Report, we operated three segments:

Fintech

Our Fintech segment provides next-generation blockchain-powered technologies for tokenization, trading, clearing, settlement, payment, and safe-keeping of digital assets.

Biotechnology

Our Biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. We have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in the financing of that subsidiary. The short-term intended result of that series of transactions would be to decouple it from us so that it would operate on a stand-alone basis. The Biotech segment is being presented as a discontinued operation for the years ended December 27, 2025 and December 28, 2024 (see Note 4 of our Condensed Consolidated Financial Statements).

Corporate and Other

In August 2025, the Company closed a $1.5 billion registered direct offering and concurrent private placement – led by World Liberty Financial, Inc. – to support our WLFI Treasury Strategy. As a result, the Company acquired a significant position in WLFI, the native governance token of the World Liberty Financial ecosystem.

WLFI is a digital asset that is designed to provide governance functions within the World Liberty Financial ecosystem. With a fixed maximum supply of 100 billion tokens, WLFI powers decentralized lending, borrowing, staking, and governance within a rapidly growing DeFi platform.

A core driver of WLFI’s value is its economic linkage to USD1, the ecosystem’s flagship U.S. dollar-pegged stablecoin. USD1 is issued on a basis intended to be fully reserved, audited, and redeemable. USD1 aims to establish itself as a primary medium of exchange for institutions and consumers alike. Increased adoption of USD1 directly accrues value to WLFI holders through protocol fees, governance rights, and ecosystem growth.

We currently intend to integrate WLFI into our existing payment and trading infrastructure, which serves clients in North America, Europe, and Asia. Our vision includes collaborating with WLFI to help enable everyday commerce – such as retailers accepting WLFI or USD1, with instant fiat conversion, cross-border B2B settlements, and tokenized assets settled using WLFI and/or USD1 as the medium of exchange.

Our policy remains a committed long-term approach, with future acquisitions funded through operating cash flows, structured debt, and selective capital raises. Sales are restricted to liquidity requirements or material portfolio rebalancing events.

Our Corporate and Other segment consists of WLFI assets, including any additions, redemptions, or mark-to-market changes in value, which are recorded within the Company’s Corporate and Other segment.

Our Corporate and Other segment also consists of certain corporate general and administrative costs.

Reporting Period. We report on a 52- or 53-week fiscal year. Our 2025 fiscal year ended on December 27, 2025 (“fiscal 2025”). Our 2024 fiscal year ended on December 28, 2024 (“fiscal 2024”).

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. Critical accounting policies include intangible impairment under ASC 350, and revenue recognition under ASC 606.

Adjusted EBITDA

We evaluate the performance of our operations based on financial measures such as “Adjusted EBITDA”, which is a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’s ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company’s financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by U.S. GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all our cash needs. It is, however, a measurement that we believe is useful to investors in analyzing our operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with U.S. GAAP. As companies often define non-U.S. GAAP financial measures differently, Adjusted EBITDA, as calculated by the Company, should not be compared to any similarly titled measures reported by other companies.

Adjusted EBITDA (Non-GAAP)	Fintech	Biotech (Discontinued Operations)	Total Reportable Segments	Corporate and Other	Total
Income (loss) before income taxes	$(8,310)	$(3,898)	$(12,208)	$(419,918)	$(432,126)
Interest expense, net	2,754	—	2,754	1,114	3,868
Depreciation and amortization	3,339	1,929	5,268	—	5,268
Stock based compensation	—	—	—	5,901	5,901
Unrealized loss on cryptocurrency assets	—	—	—	402,054	402,054
Other adjustments	(394)	—	(394)	—	(394)
Adjusted EBITDA	$(2,611)	$(1,969)	$(4,580)	$(10,849)	$(15,429)

Results of Operations

The following table sets forth certain statement of operations items from continuing and discontinued operations and as a percentage of revenue, for the periods indicated (in $000’s):

	Fiscal Year Ended December 27, 2025	Fiscal Year Ended December 28, 2024
Statement of Operations Data:
Revenue	$24,840	$11,887
Cost of revenue	14,652	6,238
Gross profit	10,188	5,649
Selling, general and administrative expenses	33,039	12,572
Impairment charges	—	—
Operating loss	(22,851)	(6,923)
Interest expense, net	(3,869)	(1,159)
Realized (loss) gain on exchange transactions	374	1,019
Unrealized loss on marketable securities	—	(1,238)
Unrealized loss on cryptocurrency assets	(402,054)	—
Unrealized gain on exchange transactions	768	—
Other expense, net	(596)	(160)
Net loss before provision for income taxes	(428,228)	(8,461)
Income tax expense (benefit)	(86,742)	(160)
Net loss income from continuing operations	(341,486)	(8,301)
Loss from discontinued operations	(3,898)	(2,148)
Income tax benefit from discontinued operations	(877)	(2,881)
Net (loss) income from discontinued operations	(3,021)	733
Net loss	$(344,507)	$(7,568)

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	Fiscal Year Ended December 27, 2025		Fiscal Year Ended December 28, 2024
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$24,840	100%	$11,887	100%
Biotech	—	—%	—	—%
Corporate and other	—	—%	—	—%
Total revenue	$24,840	100%	$11,887	100%

	Fiscal Year Ended December 27, 2025		Fiscal Year Ended December 28, 2024
	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %
Gross Profit
Fintech	$10,188	41%	$5,649	48%
Biotech	—	—%	—	—%
Corporate and other	—	—%	—	—%
Total gross profit	$10,188	41%	$5,649	48%

Revenue

Revenue increased by approximately $13.0 million for the fiscal year ended December 27, 2025, as compared to the year ended December 28, 2024. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, as well as the acquisition of Mswipe during May 2025.

Gross Profit

Gross profit increased by approximately $4.6 million for the fiscal year ended December 27, 2025, as compared to the year ended December 28, 2024. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, as well as the acquisition of Mswipe during May 2025.

Selling, General and Administrative Expense

Selling, general and administrative expenses from continuing operations increased by approximately $20.5 million for the fiscal year ended December 27, 2025, as compared to the year ended December 28, 2024, primarily due to the acquisitions of ALT5 Subsidiary in May 2024 and Mswipe in May 2025, as well as higher bad debt and legal expenses and increased stock-based compensation from RSU grants.

Interest Expense, net

Interest expense, net, was approximately $3.9 million for the fiscal year ended December 27, 2025, as compared to approximately $1.2 million for the year ended December 28, 2024. The change was primarily driven by the acquisition of ALT5 Subsidiary in May 2024, as well as higher average debt balances during the period.

Unrealized Loss on Marketable Securities

Unrealized loss on marketable securities for the fiscal year ended December 28, 2024 was approximately $1.2 million. Unrealized gains or losses on marketable securities reflect the mark-to-fair-value adjustment for securities received in connection with the sale of GeoTraq. No such transactions occurred during the fiscal year ended December 27, 2025.

Unrealized Loss on Cryptocurrency Assets

Unrealized loss on cryptocurrency assets for the fiscal year ended December 27, 2025 was approximately $402.0 million. An unrealized loss was recorded to mark our WLFI tokens to fair value. No such unrealized gain or loss was recorded during the fiscal year ended December 28, 2024.

Segment Performance

We report our business in the following segments: Fintech, Biotechnology and Corporate and Other. During fiscal 2025, the Company announced its intent formally to separate its Biotechnology segment, also known as Alyea. As a result, the Biotechnology segment is presented as discontinued operations for the fiscal years ended December 27, 2025 and December 28, 2024.

Results of Operations by Segment

The following table sets forth the results of operations by segment (in $000’s):

	Fiscal Year Ended December 27, 2025				Fiscal Year Ended December 28, 2024
	Fintech	Biotech (Discontinued Operations)	Corporate and other	Total	Fintech	Biotech (Discontinued Operations)	Corporate and other	Total
Revenue	$24,840	$—	$—	$24,840	$11,887	$—	$—	$11,887
Cost of revenue	14,652	—	—	14,652	6,238	—	—	6,238
Gross profit	10,188	—	—	10,188	5,649	—	—	5,649
Selling, general and administrative expense	16,370	3,898	16,669	36,937	5,456	2,148	7,116	14,720
Impairment charges	—	—	—	—	—	—	—	—
Gain on sale of ARCA	—	—	—	—	—	—	—	—
Operating (loss) income	(6,182)	(3,898)	(16,669)	(26,749)	193	(2,148)	(7,116)	(9,071)

Fintech Segment

Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024, as well as Mswipe, which was acquired during May 2025. Revenue for the fiscal year ended December 27, 2025 was approximately $24.8 million, and gross margin percentage was 41.0%. Operating loss for the fiscal year ended December 27, 2025 was approximately $6.2 million.

Corporate and Other Segment

Our Corporate and Other segment generated no revenue for the fiscal year ended December 27, 2025. Selling, general and administrative expenses increased by approximately $9.6 million primarily due to increased costs for stock-based compensation and legal expenses, as well as other professional services.

Biotech Segment (Discontinued Operations)

During fiscal 2025, the Company announced its intent formally to separate its Biotechnology segment, also known as Alyea. As a result, the Biotechnology segment is presented as discontinued operations for the fiscal year ended December 27, 2025. Selling, general and administrative expenses increased over the prior year period primarily due to increases in professional fees and research and development costs.

Adjusted EBITDA (Non-GAAP) Reconciliation

The following table presents a reconciliation of net income to Adjusted EBITDA for the fiscal years ended December 27, 2025 and December 28, 2024 (in $000’s):

	For the Year Ended
	December 27, 2025	December 28, 2024
Net income (loss)	$(344,507)	$(7,568)
Depreciation and amortization	5,268	3,401
Stock-based compensation	5,901	2,283
Interest expense (income), net	3,868	1,159
Income tax expense (benefit)	(87,619)	(3,041)
Unrealized loss on marketable securities	—	1,238
Unrealized gain on exchange transactions	(768)	1,019
Realized loss (gain) on exchange transactions	374	—
Unrealized loss on cryptocurrency assets	402,054	—
Adjusted EBITDA	$(15,429)	$(1,509)

Adjusted EBITDA decreased by approximately $13.9 million for the fiscal year ended December 27, 2025, as compared to the prior year period. The decrease was primarily due to the results of operations, as discussed above.

Liquidity and Capital Resources

Overview

As of December 27, 2025, our cash on hand was approximately $6.2 million. Approximately $3.5 million of cash has been fully reserved in connection with the legal matter, further described in Note 20 to the consolidated financial statements. We intend to raise funds to support future development of JAN123 either through capital raises or structured arrangements, which would include effectuating our previously announced intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis, although its financial statements would continue to be consolidated with ours for as long as we have a controlling interest.

Cash Flows

During the fiscal year ended December 27, 2025, cash used in operations was approximately $7.2 million, compared to cash provided by operations of approximately $1.8 million during the fiscal year ended December 28, 2024. The decrease in cash was primarily due to results of operations as discussed above. There was no cash used in operating activities for discontinued operations during the fiscal years ended December 27, 2025 or December 28, 2024.

Cash used in investing activities was approximately $706.6 million for the fiscal year ended December 27, 2025, compared to cash provided by investing activities of approximately $5.9 million for the fiscal year ended December 28, 2024. Cash used in investing activities for the fiscal year ended December 27, 2025 was primarily the purchase of WLFI tokens, partially offset by tokens redeemed during the period, while cash provided by investing activities for the fiscal year ended December 28, 2024 was related to cash acquired in the acquisition of ALT5 Subsidiary. There was no cash used in investing activities for discontinued operations during the fiscal years ended December 27, 2025 or December 28, 2024

Cash provided by financing activities was approximately $716.8 million for the fiscal year ended December 27, 2025, and primarily relates to proceeds received from equity financing and the issuance of notes payable, partially offset by cash paid for fees related to the equity financing, cash paid for notes payable and related party notes payable. Cash provided by financing activities was approximately $6.1 million for the fiscal year ended December 28, 2024, and relates to proceeds from notes payable, proceeds from equity financing and warrants exercised, and proceeds from related party notes payable, partially offset by payments on notes payable, as well as payments on related party notes payable. There was no cash used in financing activities for discontinued operations during the fiscal years ended December 27, 2025 or December 28, 2024

Sources of Liquidity

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss from continuing operations of approximately $341.5 million for the fiscal year ended December 27, 2025, and net loss from continuing operations of approximately $8.3 million for the fiscal year ended December 28, 2024, for the reasons discussed above. Additionally, the Company has total current assets of approximately $29.5 million and total current liabilities approximately of $51.4 million, resulting in a net negative working capital of approximately $21.9 million. Cash used in operations was approximately $7.2 million.

Future Sources of Cash; New Acquisitions, Products and Services

We may require additional debt financing and/or capital to finance new acquisitions, conduct our Phase IIb clinical trials for our Biotechnology segment, or consummate other strategic investments in our business. No assurance can be given any financing obtained may not further dilute or otherwise impair the ownership interest of our existing stockholders.

Off Balance Sheet Arrangements

At December 27, 2025, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 27, 2025, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alt5 Sigma Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alt5 Sigma Corporation (the Company) as of December 27, 2025 and December 28, 2024, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended December 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Restatement of Financial Statements

As discussed in Note 23 to the financial statements, the accompanying financial statements as of December 28, 2024 and for the year then ended, have been restated to correct misstatements as described in that note.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Rights and valuation of WLFI tokens obtained by the Company

As discussed in Note 8 to the consolidated financial statements, the Company holds WLFI tokens obtained in 2025, pursuant to the registered direct offering and private placement offering discussed in Note 15 to the consolidated financial statements. The Company evaluated the rights and obligations associated with the WLFI tokens, including their underlying terms, transferability, and economic characteristics, in order to determine the appropriate classification and measurement in the consolidated financial statements. Auditing the rights and valuation of the WLFI tokens was complex and involved significant auditor judgment because the accounting analysis and fair value measurements depended on evolving digital asset market practices, the interpretation of contractual provisions, and management’s significant estimates and assumptions. These included, among others, assessments of the legal and contractual rights attached to the WLFI tokens, market participant assumptions regarding trading activity and liquidity, the selection of valuation techniques, and the use of pricing inputs derived from markets and exchanges where the WLFI tokens are traded.

How we addressed the matter in our audit:

Our audit procedures related to the rights and valuation of the WLFI tokens obtained by the Company included, among others:

●	We read and evaluated the relevant agreements and documentation governing the WLFI tokens to understand the rights and obligations conferred, including restrictions, redemption terms, and other key contractual provisions.
●	We confirmed the existence of the WLFI tokens by obtaining third-party confirmations from the Company’s custodian and verified the tokens’ existence on the blockchain.
●	We evaluated the appropriateness of the valuation methodologies applied by management for the WLFI tokens, considering the availability and quality of observable market data, and tested the mathematical accuracy of the valuation remeasurement as of December 27, 2025.
●	We evaluated whether the related disclosures in the consolidated financial statements appropriately describe the nature of the WLFI tokens.

Valuation of consideration transferred and identifiable intangible assets in the Alt5 Sigma, Inc. business combination

The Company completed the acquisition of Alt5 Sigma, Inc. during the year ended December 28, 2024, which was accounted for as a business combination under ASC 805, “Business Combinations.” As discussed in Note 3 to the consolidated financial statements, the Company measured the consideration transferred and the identifiable intangible assets acquired at their estimated fair values as of the acquisition date. Auditing the valuation of the consideration transferred and identifiable intangible assets acquired was complex and involved significant auditor judgment because the fair value measurements relied on various unobservable inputs and management’s significant estimates and assumptions. These included, among others, forecasted revenue and profitability, customer attrition rates, expected useful lives, discount rates, and probability-weighted outcomes for key scenarios.

How we addressed the matter in our audit:

Our audit procedures related to the valuation of the consideration transferred and identifiable intangible assets acquired included, among others:

●	We evaluated the appropriateness of the valuation methodologies applied by management for both the consideration transferred and the identifiable intangible assets acquired.
●	We tested the mathematical accuracy of the valuation models used by management.
●	We compared the significant assumptions used by management to current and projected financial information, historical performance of the acquired business, market data and relevant industry trends.
●	We assessed the sensitivity of the fair value measurements to changes in significant assumptions.
●	We evaluated whether the related disclosures in the financial statements were appropriate.

/s/ L J Soldinger Associates, LLC

We have served as the Company’s auditor since 2025.

Deer Park, IL
PCAOB ID: 318
April 10, 2026

ALT5 SIGMA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 27, 2025	December 28, 2024
		(As restated)
Assets
Cash and cash equivalents	$6,222	$7,177
Trade and other receivables, net	2,292	330
Digital assets receivable	17,997	23,776
Prepaid expenses	2,369	883
Other current assets	381	—
Current assets from discontinued operations	205	2,200
Total current assets	29,466	34,366
Property and equipment, net	28	—
Right of use assets	102	121
Intangible assets, net	23,040	18,674
Cryptocurrency assets at fair value	1,054,663	—
Deferred income taxes, net	83,876	—
Goodwill	12,297	3,880
Other assets from discontinued operations	15,983	18,692
Total assets	$1,219,455	$75,733
Liabilities, Mezzanine Equity, and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$5,102	$3,230
Accrued liabilities	8,538	2,522
Digital assets payable	28,693	30,918
Convertible debentures	563	563
Operating lease liabilities	5	9
Notes payable	5,944	—
Related party notes payable and advances	—	812
Current liabilities from discontinued operations	2,554	2,850
Total current liabilities	51,399	40,904
Deferred income taxes, net	—	2,808
Notes payable	8,747	11,845
Operating lease liabilities	107	113
Other noncurrent liabilities	—	108
Noncurrent liabilities from discontinued operations	—	—
Total liabilities	60,253	55,778
Commitments and Contingencies (Note 21)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 shares issued and outstanding at December 27, 2025 and December 28, 2024	3,856	3,856
Stockholders’ equity:
Convertible preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 0 and 23,480 shares issued and outstanding at December 27, 2025 and December 28, 2024, respectively	—	—
Preferred stock, series B - par value $0.001 per share, 34,250 authorized, 34,207 issued and outstanding at December 27, 2025 and December 28, 2024	717	717
Convertible preferred stock, series I - par value $0.001 per share, 2,000,000 authorized, 0 and 17,000 shares issued and outstanding at December 27, 2025 and December 28, 2024, respectively	—	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 0 and 3,200 shares issued and outstanding at December 27, 2025 and December 28, 2024, respectively	—	67
Convertible Preferred stock, series Q - par value $0.001 per share, 2,000,000 authorized, 636,084 and 925,212 shares issued and outstanding at December 27, 2025 and December 28, 2024, respectively	725	1,321
Convertible preferred stock, series S - par value $0.001 per share, 200,000 authorized, 100,000 shares issued and outstanding at December 27, 2025 and December 28, 2024	7,993	7,993
Convertible preferred stock, series V - par value $0.001 per share, 125,000 authorized, 0 shares and 5,000 issued and outstanding at December 27, 2025 and December 28, 2024, respectively	—	—
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized, 126,474,169 and 15,417,693 shares issued and outstanding at December 27, 2025 and at December 28, 2024, respectively	126	15
Additional paid in capital	1,551,301	62,856
Accumulated deficit	(402,710)	(58,203)
Accumulated other comprehensive loss	(6,306)	(2,317)
Equity attributable to ALT5 Sigma Corporation shareholders	1,151,846	12,449
Noncontrolling interest	3,500	3,650
Total stockholders’ equity	1,155,346	16,099
Total liabilities, mezzanine equity, and stockholders’ equity	$1,219,455	$75,733

The accompanying notes are an integral part of these consolidated financial statements.

ALT5 SIGMA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 27, 2025	December 28, 2024
		(As restated)
Revenues	$24,840	$11,887
Cost of revenues	14,652	6,238
Gross profit	10,188	5,649
Operating expenses:
Selling, general and administrative expenses	33,039	12,572
Total operating expenses	33,039	12,572
Operating loss	(22,851)	(6,923)
Other income (expense):
Interest expense, net	(3,869)	(1,159)
Realized gain on exchange transactions	374	1,019
Unrealized loss on cryptocurrency assets	(402,054)	—
Unrealized gain on exchange transactions	768	—
Unrealized loss on marketable securities	—	(1,238)
Other expense, net	(596)	(160)
Total other expense, net	(405,377)	(1,538)
Loss before benefit from income taxes	(428,228)	(8,461)
Income tax benefit	(86,742)	(160)
Net loss from continuing operations	(341,486)	(8,301)
Loss from discontinued operations	(3,898)	(2,148)
Income tax benefit for discontinued operations	(877)	(2,881)
Net (loss) income from discontinued operations	(3,021)	733
Net loss	$(344,507)	$(7,568)
Loss per share:
Net loss per share from continuing operations, basic and diluted	$(5.86)	$(0.74)
Net loss per share, basic and diluted	$(5.91)	$(0.68)
Weighted average common shares outstanding:
Basic and diluted	58,303,947	11,198,493

Net loss	$(344,507)	$(7,568)
Effect of foreign currency translation adjustments	(3,989)	(2,317)
Total other comprehensive loss, net of tax	(3,989)	(2,317)
Comprehensive (loss) income	$(348,496)	$(9,885)

The accompanying notes are an integral part of these consolidated financial statements.

ALT5 SIGMA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series I Preferred		Series M Preferred		Series Q Preferred		Series V Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Total
Balance, December 30, 2023	193,730	$—	100,000	$—	—	$—	—	$—	—	$—	—	$—	—	$—	4,957,647	$3	$47,323	$(50,634)	$—	—	$(3,308)
Reclassification of Series S S-1 Preferred Stock to liability	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(339)	—	—	—	(339)
Reclassification of Series S S-1 Preferred Stock to permanent equity	—	—	—	7,993	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,993
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,250,027	1	2,310	—	—	—	2,311
Common stock issued for equity financing	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,030,478	2	1,031	—	—	—	1,033
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	477,923	2	1,020	—	—	—	1,022
Common stock issued in lieu of notes payable obligation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,031,595	2	2,022	—	—	—	2,024
Common stock issued for acquisition of Alt5 Subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,799,115	2	7,445	—	—	—	7,447
Preferred stock issued for acquisition of Alt5 Subsidiary	—	—	—	—	34,207	717	17,000	—	3,200	67	—	—	—	—	—	—	—	—	—	—	784
Conversion of Series A-1 Preferred to common stock	(170,250)	—	—	—	—	—	—	—	—	—	—	—	—	—	3,055,000	3	(3)	—	—	—	—
Preferred stock issued for property and equipment	—	—	—	—	—	—	—	—	—	—	—	—	5,000	—	—	—	—	—	—	—	—
Conversion of note receivable to common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—		—	—	—	—
Common stock issued for property and equipment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300,000	—	1,170	—	—	—	1,170
Preferred stock issued for Qoden asset acquisition	—	—	—	—	—	—	—	—	—	—	925,212	1,321	—	—	—	—	—	—	—	—	1,321
Common stock issued for prepaid interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	225,000	—	380	—	—	—	380
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	290,908	—	497	—	—	—	497
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,317)	—	(2,317)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,569)	—	3,650	(3,919)
Balance, December 28, 2024	23,480	—	100,000	7,993	34,207	717	17,000	—	3,200	67	925,212	1,321	5,000	—	15,417,693	15	62,856	(58,203)	(2,317)	3,650	16,099
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	315,499	—	1,782	—	—	—	1,782
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,275,006	2	232	—	—	—	234
Common stock issued for Series V Preferred converted	—	—	—	—	—	—	—	—	—	—	—	—	(5,000)	—	600,000	—	—	—	—	—	—
Series A-1 adjustment	20,770	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A-1 Preferred	(44,250)	—	—	—	—	—	—	—	—	—	—	—	—	—	885,000	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,355,000	2	5,900	—	—	—	5,902
Common stock issued in lieu of notes payable obligation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,624,332	4	2,221	—	—	—	2,225
ALT5 Sigma Corp common stock issued for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,000,000	1	5,183	—	—	—	5,184
ALT5 Sigma Corp common stock warrants for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,652	—	—	—	1,652
Alyea common stock warrants for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,668	—	—	—	1,668
Common stock issued for Series Q convertible stock converted	—	—	—	—	—	—	—	—	—	—	(289,128)	(596)	—	—	289,128	—	596	—	—	—	—
ALT5 Sigma Corp common stock issued for professional services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17,511	—	165	—	—	—	165
ALT5 Sigma Corp Common stock issued for Series M convertible stock converted	—	—	—	—	—	—	—	—	(3,200)	(67)	—	—	—	—	90,000	—	67	—	—	—	—
Common stock issued for equity financing	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100,330,000	100	751,144	—	—	—	751,244
Common stock issued for prefunded warrants granted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,000,000	1	749,999	—	—	—	750,000
Common stock issued for settlement agreement	—	—	—	—	—	—	(17,000)	—	—	—	—	—	—	—	275,000	1	381	—	—	—	382
Placement fees for equity raise	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,545)	—	—	—	(32,545)
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,989)	—	(3,989)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(344,507)	—	(150)	(344,657)
Balance, December 27, 2025	—	$—	100,000	$7,993	34,207	$717	—	$—	—	$—	636,084	$725	—	$—	126,474,169	$126	$1,551,301	$(402,710)	$(6,306)	$3,500	$1,155,346

The accompanying notes are an integral part of these consolidated financial statements.

ALT5 SIGMA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	December 27, 2025	December 28, 2024
		(As restated)
OPERATING ACTIVITIES:
Net loss from continuing operations	$(341,486)	$(8,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,339	1,316
Change in reserve for uncollectible accounts	—	254
Accretion of seller note discount	249	—
Stock based compensation expense	5,901	2,285
Common stock issued for settlement agreement	382	—
Noncash expense for stock issuances	—	365
Related party notes issued for shared services	—	800
Unrealized loss on cryptocurrency assets	402,054	—
Realized loss on digital assets	291	—
Unrealized loss on marketable securities	—	1,238
Amortization of right-of-use assets	53	32
Unrealized gain on digital assets	(827)	—
Change in deferred income taxes	(86,955)	(1,781)
Changes in assets and liabilities:
Accounts receivable	(949)	3,896
Digital assets receivable	5,779	(14,694)
Prepaid expenses	1,496	1,415
Other current assets	(381)	(2,191)
Accounts payable and accrued expenses	6,122	2,988
Digital assets payable	(2,225)	14,155
Operating cash flows provided by discontinued operations	—	—
Net cash (used in) provided by operating activities	(7,157)	1,777
INVESTING ACTIVITIES:
Purchases of property and equipment	(11)	—
Cash acquired in ALT5 Subsidiary acquisition	—	5,853
Cash acquired in Mswipe acquisition	122	—
Cryptocurrency assets purchased	(718,717)	—
Cryptocurrency assets redeemed	12,000	—
Investing cash flows used in discontinued operations	—	—
Net cash (used in) provided by investing activities	(706,606)	5,853
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	4,032	7,237
Payments on related party notes payable	(159)	(248)
Proceeds from the issuance of related party note payable	—	603
Proceeds from equity financings, net	—	851
Warrants exercised	—	497
Payments on notes payable	(4,530)	(2,847)
Proceeds from equity financing	750,000	—
Payments of placement fees	(32,546)	—
Financing cash flows used in discontinued operations	—	—
Net cash provided by financing activities	716,797	6,093
Effect of changes in exchange rate on cash and cash equivalents	(3,989)	(6,551)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(955)	7,172
CASH AND CASH EQUIVALENTS, beginning of period	7,177	5
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	$—
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$6,222	$7,177

	Fiscal Years Ended
	December 27, 2025	December 28, 2024
Supplemental cash flow disclosures:
Noncash recognition of new leases	$918	$121
Interest paid	$1,392	$296
Income tax refunds received, net	$—	$17
Noncash financing and investing activities:
Common stock issued for prefunded warrants	$750,000	$—
Common stock issued for the acquisition of Mswipe	$5,184	$—
Common stock warrants issued for the acquisition of Mswipe	$1,652	$—
Alyea common stock issued for the acquisition of Mswipe	$1,668	$—
Convertible preferred Series Q shares converted to common stock	$596	$—
Convertible preferred Series M shares converted to common stock	$67	$—
Stock issued for the acquisition of Alt5 Subsidiary	$—	$8,231
Common stock issued for consulting services	—	853
Common stock issued for liability obligations	—	367
Notes payable converted to common stock	2,222	1,660
Common stock issued for interest obligations	—	380
Common stock issued for property and equipment	—	1,170
Preferred stock issued for intangible assets	—	1,321

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

The Company had three operating segments – Fintech, Biotechnology, and Corporate and Other. In connection with effectuating the formal separation of its subsidiary, Alyea Therapeutics Corporation (“Alyea”), the accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements.

Fintech

On May 15, 2024, the Company acquired ALT5 Sigma, Inc. (“ALT5 Subsidiary”). ALT5 Subsidiary is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a cryptocurrency payment gateway that enables registered and approved global merchants to accept and make cryptocurrency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and/or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, or British Pounds Sterling) automatically or to receive their payment in digital assets (see Note 3).

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

Biotechnology

During September 2019, the Company, through its biotechnology segment, broadened its business perspectives to expand its pharmaceutical operations and focus on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone (“JAN123”). The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales. In that regard, we have previously announced our intention to capitalize our subsidiary Alyea with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis. In connection with a potential to effectuate a formal separation of Alyea, accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 4).

ALT5 SIGMA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate and Other

Our Corporate and Other segment consists of World Liberty Financial, Inc. (“WLFI”) assets, including any additions, redemptions, or mark-to-market changes in value, which are recorded within the Company’s Corporate and Other segment.

The WLFI treasury program was initiated on August 12, 2025, with purchases executed in two tranches at $0.20 per token:

●	Tranche 1: 3,750,000,000 WLFI tokens; and

●	Tranche 2: 3,584,000,000 WLFI tokens (adjusted slightly from initial 3,750,000,000 to reflect final settlement after expenses from the proceeds of the financing completed in August 2025.

Our Corporate and Other segment also consists of certain corporate general and administrative costs.

The Company reports on a 52- or 53-week fiscal year. The Company’s 2024 fiscal year (“2024”) ended on December 28, 2024, and the current fiscal year (“fiscal 2025”) ended on December 27, 2025.

Liquidity and Going Concern Considerations

The Company has incurred recurring losses from operations, including a net loss from continuing operations of approximately $341.5 million for the fiscal year ended December 27, 2025, and a net loss from continuing operations of approximately $8.3 million for the fiscal year ended December 28, 2024. As of December 27, 2025, the Company had a working capital deficit of approximately $21.9 million, reflecting total current liabilities of $51.4 million compared to total current assets of $29.5 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued.

In evaluating its ability to meet its obligations, management has considered the following:

On January 29, 2026, the Company, through its indirect wholly-owned subsidiary ALT5 Digital Holdings, Inc., drew down $15.0 million under the Master Loan and Security Agreement with WLFI, receiving net proceeds of approximately $14.2 million after prepayment of interest and reimbursement of lender expenses. The Company intends to use these proceeds to fund a share repurchase program as approved by the Board of Directors, to acquire additional WLFI tokens, and for general corporate purposes.

In addition, management believes that the Company's holdings of approximately 7.3 billion WLFI tokens, carried at a fair value of approximately $1.05 billion as of December 27, 2025, represent a significant financial resource available to support the Company's liquidity position. The Company may, subject to market conditions and its stated long-term treasury policy, redeem or monetize a portion of its token holdings to fund operations, satisfy obligations, or pursue strategic initiatives. The Company's treasury policy permits sales of WLFI tokens in connection with liquidity requirements or material portfolio rebalancing events.

Notwithstanding the foregoing, the WLFI tokens are subject to significant market price risk, and there can be no assurance that the tokens will retain their current value or that the Company will be able to monetize them on favorable terms or at all. The Company's ability to continue as a going concern is dependent upon its ability to manage its liquidity position, including through the sources described above, achieve revenue growth in its Fintech segment, and, if necessary, raise additional capital through debt or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Reclassification

Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications relate primarily to the presentation of the Biotechnology segment as discontinued operations.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 27, 2025 and December 28, 2024 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value. Approximately $3.5 million of cash has been fully reserved in connection with a legal matter, as further described in Note 20.

ALT5 SIGMA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cryptocurrency Assets

The Company’s cryptocurrency assets consist of WLFI tokens, a scarce, governance-enabled digital asset with long-term capital preservation and appreciation potential, inflation-hedging characteristics, and embedded productivity through protocol participation and revenue-sharing mechanisms. With a fixed maximum supply of 100 billion tokens, WLFI powers decentralized lending, borrowing, staking, and governance within a rapidly growing DeFi platform, the native token of the Ethereum blockchain.

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

Digital Assets and other Receivables

Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company holds all digital assets in secure non-custodial wallets through the wallet services from fireblocks. As of December 27, 2025 and December 28, 2024, the outstanding balance of digital assets and other receivables was approximately $18.0 million and $23.8 million, respectively.

Other Receivables and Allowance for Doubtful Accounts

The Company carries unsecured other receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating receivables based on current economic conditions. The Company writes off receivables when it deems them to be uncollectible. The Company records recoveries of receivables previously written off when payment is received. The Company considers a receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. The Company does not charge interest on past due receivables. The Company had no allowance for doubtful accounts for the years ended December 27, 2025 and December 28, 2024.

The following table details the Company’s trade and other receivables as of December 27, 2025 and December 28, 2024 (in $000’s):

	December 27, 2025	December 28, 2024	December 30, 2023
Other receivables	2,292	330	266
Other receivables, net	$2,292	$330	$266

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

ALT5 SIGMA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Digital Assets and other Payables

Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of December 27, 2025, the outstanding balance of digital assets and other payables was approximately $28.7 million, of which approximately $18.0 million was digital assets and $4.0 million was cash deposits. As of December 28, 2024, the outstanding balance of digital assets and other payables was approximately $30.9 million, of which approximately $23.8 million was digital assets and $7.1 million was cash deposits.

Revenue Recognition

Revenue recognition applies to the Company’s Fintech segment only, as the Company’s Biotech segment has not recognized revenue to date. Revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

1.	Executed contracts with the Company’s customers that it believes are legally enforceable;

2.	Identification of performance obligations in the respective contract;

3.	Determination of the transaction price for each performance obligation in the respective contract;

4.	Allocation of the transaction price to each performance obligation; and

5.	Recognition of revenue only when the Company satisfies each performance obligation.

Fintech Revenue

The five elements above, as applied to each of the Fintech segment’s revenue categories, are summarized below:

1.	Product sales – revenue is recognized at the time of sale of equipment to the customer.

2.	Service sales – revenue is recognized based on when the service has been provided to the customer.

The Company’s service is comprised of a single performance obligation to buy-and-sell or to convert digital assets to currencies. That is, the Company is the counter party to all transactions between customers and liquidity providers and presents revenue for the fees earned on a net basis.

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

The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time when the transaction is processed. Contracts with customers are usually open-ended and can be terminated by either party without a termination penalty. Therefore, contracts are defined at the transaction level and do not extend beyond the service already provided.

ALT5 SIGMA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows: Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 27, 2025 and December 28, 2024 (in $000’s):

	Level 1	Level 2	Level 3
As of December 27, 2025
Assets:
Cryptocurrency assets (WLFI tokens)	$1,054,663	$—	$—
Total assets measured at fair value	$1,054,663	$—	$—
Liabilities:
No liabilities measured at fair value on a recurring basis	—	—	—
As of December 28, 2024 (as restated)
Assets:
No assets measured at fair value on a recurring basis	—	—	—
Liabilities:
No liabilities measured at fair value on a recurring basis	—	—	—

The Company’s cryptocurrency assets consist entirely of WLFI tokens. Fair value is determined using quoted (unadjusted) prices in accordance with ASC 350-60, Accounting for and Disclosure of Cryptocurrency Assets, and classified as Level 1 within the fair value hierarchy. There were no transfers between levels during the fiscal years ended December 27, 2025 or December 28, 2024.

The Company also measures certain assets at fair value on a nonrecurring basis, including goodwill, intangible assets, and long-lived assets evaluated for impairment. No impairment charges were recognized on such assets during the fiscal year ended December 27, 2025 based on management’s assessment.

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

ALT5 SIGMA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it had three segments. The Recycling segment has been presented as discontinued operations (see Note 22).

Concentration of Credit Risk

The Company maintains cash balances at banks in Nevada and Minnesota. The accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires enhanced annual disclosures related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company has adopted ASU 2023-09 for the year ended December 27, 2025.

Note 3: Mergers and Acquisitions

Mswipe

Effective on May 9, 2025, the Company and our indirect, wholly-owned, second-tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of Fortress II Holdings Ltd. d/b/a Mswipe, an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services of Mswipe. Through a suite of physical and virtual cards that are available on both the Visa® and Mastercard® networks, the acquired operations enable users to spend traditional and digital currencies across the globe seamlessly. The platform is built with robust compliance frameworks, advanced security protocols, and real-time exchange capabilities, which allow for fast, secure, and borderless transactions. This is a B2B solution, which, when combined with our other product offerings, bridges the gap between the crypto economy and traditional financial systems—while ensuring regulatory alignment, interoperability with existing payment networks, and a seamless user experience for institutional partners and their end-users.

The purchase price for this transaction consisted of our (i) issuing one million restricted shares of our common stock to the three sellers, valued at the Historical NOCP on May 9, 2025 of $6.10, (ii) granting five hundred thousand four-year common stock warrants to the three sellers, with a per-share exercise price of $5.50 (which was the approximate market price at the time that we reached an agreement in principal for this transaction), (iii) issuing shares to two of the sellers in Alyea, which shares we valued at $4.8 million, and (iv) issuing two 14-month straight promissory notes in the aggregate initial principal balance of approximately one million dollars with an interest rate at the AFR for quarterly compounded notes of 3.99% per annum and all principal and interest due at the maturity date. We also acknowledged an equivalent 14-month term straight promissory note at the acquired company level that pre-dated our acquisition. The principal balance of this note, as of May 9, 2025, was approximately $5.1 million and the interest was reset to match that of the two notes that we issued. Effective January 2026, we agreed to commence prepayments of the acquired note on the following schedule: February 4, 2026 ($600,000); March 2, 2026 ($600,000); March 31, 2026 ($150,000); April 30, 2026 ($150,000); and June 2, 2026 ($150,000) in connection with the obligee thereof providing assistance to us in connection with our ALT5 Subsidiary’s operations $600,000); March 2, 2026 ($600,000); March 31, 2026 ($150,000); April 30, 2026 ($150,000); and June 2, 2026 ($150,000) in connection with the obligee thereof providing assistance to us in connection with our ALT5 Subsidiary’s operations. We also granted the sellers the right to one earn-out payment in the amount of $20 million (payable in cash or unregistered shares of our common stock) at the point in time if, or when, Mswipe generates a minimum of $15 million in annualized or actual total revenue from Mswipe’s operations.

ALT5 SIGMA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the purchase price components outlined above was $14.2 million due to fair value adjustments for the contingent consideration, cash acquired, and working capital adjustments, as detailed below (in $000’s):

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

ALT5 SIGMA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proforma Information

The table below presents selected proforma information for the Company for the fiscal years ended December 27, 2025 and December 28, 2024, assuming that the acquisition had occurred on December 31, 2023 (the beginning of the Company’s 2024 fiscal year), pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods (in $000’s):

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Audited Year Ended December 27, 2025	Mswipe (Unaudited) December 27, 2025	Adjustments [1]	ALT5 Sigma Corporation December 27, 2025
Net revenue	$24,840	$1,660		$26,500
Net income	$(344,507)	$210	$(266)	$(344,563)
Earnings per basic common share	$(5.91)			$(5.91)
Earnings per basic diluted share	$(5.91)			$(5.91)

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Audited Year Ended December 28, 2024	Mswipe (Unaudited) December 28, 2024	Adjustments [1]	ALT5 Sigma Corporation December 28, 2024
Net revenue	$11,887	$6,386		$18,273
Net loss	$(7,568)	$(216)	$(708)	$(8,492)
Earnings per basic common share	$(0.68)			$(0.76)
Earnings per basic diluted share	$(0.68)			$(0.76)

(1)	Adjustments are related to adjustments made for the following:

●	Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.

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

ALT5 Subsidiary

On May 14, 2024, the Company acquired its ALT5 Subsidiary, which is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a cryptocurrency payment gateway that enables registered and approved global merchants to accept and make cryptocurrency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets.

ALT5 SIGMA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As consideration under the acquisition, the Company issued 1,799,100 shares of its common stock to the legacy equity holders of the capital stock of ALT5 Subsidiary. Those shares represented approximately 19.9% of the Company’s then-issued and outstanding shares of common stock. Each of the shares of the Company’s newly-issued common stock was valued at $4.14, which was the Historical NOCP on Thursday, May 9, 2024, the day immediately prior to the date on which the agreement was executed. The Company also issued 34,207 shares of its newly-designated Series B Preferred Stock (the “Series B Stock”) to the legacy equity holders of the capital stock of ALT5. In connection with the closing of the acquisition of ALT5 Subsidiary, the Company also issued 3,200 shares of its newly-designated Series M Preferred Stock (the “Series M Stock”) to two entities that acted as finders for the transaction.

The fair value of the purchase price components outlined above was $8.2 million due to fair value adjustments for the shares of Series B Stock and Series M Stock, as detailed below (in $000’s):

Common stock	$7,448
Series B preferred stock	717
Total purchase price	$8,165

Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $3.9 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will be deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for ALT5 Subsidiary to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$8,165
Accounts payable		267
Accrued liabilities		7,866
Digital assets payable		16,763
Debt		7,613
Total liabilities assumed		32,509
Total consideration		40,674
Cash		5,853
Accounts receivable		2,917
Digital assets receivable		9,082
Intangible assets
Customer relationships	$13,925
Trade names	2,675
Developed technology	1,850
Subtotal intangible assets		18,450
Other		492
Total assets acquired		36,794
Total goodwill		$3,880

ALT5 SIGMA CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proforma Information

The table below presents selected proforma information for the Company for the year ended December 28, 2024, assuming that the acquisition had occurred on January 1, 2023 (the beginning of the Company’s 2023 fiscal year), pursuant to ASC 805-10-50 (in $000’s). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Proforma
Fiscal Year Ended December 28, 2024	ALT5 Sigma Corporation (1)	ALT5 Subsidiary (2)	Adjustments (3)	Total
Net revenue	$11,887	$2,918		$14,805
Net income	$(7,568)	$71	$(806)	$(8,303)
Earnings per basic common share	$(0.68)			$(0.74)
Earnings per basic diluted share	$(0.68)			$(0.74)

(1)	ALT5 Sigma Corporation for the year ended December 28, 2024. Includes ALT5 Subsidiary from May 15, 2024 through December 28, 2024.
(2)	ALT5 Subsidiary from December 31, 2023 through the acquisition date of May 14, 2024.
(3)	Reflects adjustments for amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.

Soin Pharmaceuticals

Effective January 24, 2024, the Company, Amol Soin M.D. (“Dr. Soin”), and Soin Therapeutics LLC, a wholly-owned subsidiary of the Company that we had acquired from Dr. Soin, entered into an amendment (the “Soin Amendment”) to the parties’ Agreement and Plan of Merger that was dated as of December 28, 2022 (the “Soin Agreement”). With reference to the Soin Agreement, the parties to the Soin Amendment agreed that the $3.0 million convertible tranche (the first of the three original conversion tranches under the Soin Agreement) would be payable to Dr. Soin in cash rather than through his conversion of such tranche of shares of the Series S Convertible Preferred Stock (the “Soin Preferred”) that constituted the consideration under the Soin Agreement. The Company tendered the first $0.1 million amended tranche cash payment to Dr. Soin in March 2024; the second amended tranche cash payment to Dr. Soin, also in the amount of $0.1 million, was due on July 1, 2024; ($50,000 of which was tendered in July 2024); and the third amended tranche cash payment to Dr. Soin, in the amount of $2.8 million, was due on December 31, 2024. We tendered $350,000 of the amended tranches to Dr. Soin in March 2025. During the pendency of the amended cash tranche period, Dr. Soin agreed that he would not convert any of his shares of Soin Preferred. Dr. Soin, his conversion rights for the second and third original conversion tranches remain convertible under the original provisions of the Soin Agreement and the related Certificate of Designation for the Soin Preferred. If we do not tender the second and third amended tranche cash payments to Dr. Soin, we had agreed to transfer to him the membership interests of Soin Therapeutics LLC, and he would transfer to us the shares of Soin Preferred for cancellation. As of the date of this Report, Dr. Soin and the Company have a verbal agreement not to effectuate either such transfer. As of the year ended December 27, 2025, the Company has tendered an aggregate of $0.5 million to Dr. Soin.

In connection with the Soin Amendment, the Company reclassified the $3.0 million convertible tranche, originally valued at approximately $2.7 million on our balance sheet, from mezzanine equity to current liabilities, and reclassified the $10.0 million convertible tranche, originally valued at approximately $8.0 million on our balance sheet, to permanent equity. As of December 27, 2025, the outstanding balance in mezzanine equity relates to the $17.0 million convertible tranche originally valued at approximately $3.9 million.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Discontinued Operations

As of December 27, 2025, the Company has characterized its Biotechnology segment as a discontinued operation on its financial statements, as follows: on May 21, 2025, the Company announced the planned formal separation of its healthcare assets, known as Alyea, and noted that the scope and method of a partial or full disposition, whatever the methodology, would be determined and announced at a later date.

In accordance with ASC 360-10 and ASC 205-20, the Company has separately reported the assets and liabilities of all of its discontinued operations in the consolidated balance sheets. These assets and liabilities have been reflected as discontinued operations as of December 27, 2025 and December 28, 2024, and consist of the following (in $000s):

	December 27, 2025	December 28, 2024
Assets from discontinued operations
Trade and other receivables, net	—	2,200
Other current assets	205	—
Total current assets from discontinued operations	205	2,200
Property and equipment, net [1]	1,170	1,170
Intangible assets, net [2]	13,826	15,756
Deferred income taxes	776	1,766
Other assets	211	—
Total other assets from discontinued operations	15,983	18,692
Total assets from discontinued operations	$16,188	$20,892
Liabilities from discontinued operations
Accounts payable	$54	$—
Accrued liabilities - other [3]	2,500	2,850
Related party note	—	—
Total current liabilities from discontinued operations	2,554	2,850
Total noncurrent liabilities from discontinued operations	—	—
Total liabilities from discontinued operations	$2,554	$2,850

[1]	The Company’s property and equipment consisted of the following (in $000s):

	December 27, 2025	December 28, 2024
Buildings and improvements	$—	$—
Equipment	—	—
Projects under construction	1,170	1,170
Property and equipment	1,170	1,170
Less accumulated depreciation	—	—
Total property and equipment, net, from discontinued operations	$1,170	$1,170

No depreciation expense has been recorded for the years ended December 27, 2025 or December 28, 2024.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2]	The Company’s intangible assets consisted of the following:

	December 27, 2025	December 28, 2024
Soin intangible	$19,293	$19,293
Intangible assets	19,293	19,293
Less accumulated amortization	(5,467)	(3,537)
Total intangible assets	$13,826	$15,756

Amortization expense was $1.9 million and $2.1 million for the years ended December 27, 2025 or December 28, 2024, respectively.

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

[3]	The Company’s accrued liabilities consisted of the following:

	December 27, 2025	December 28, 2024
Due to Dr. Soin	$2,500	$2,850
Other	—	—
Total accrued expenses	$2,500	$2,850

In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for this entity for the years ended December 27, 2025 and December 28, 2024 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	December 27, 2025	December 28, 2024
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses from discontinued operations:
Selling, general and administrative expenses	3,898	2,148
Total operating expenses from discontinued operations	3,898	2,148
Operating income from discontinued operations	(3,898)	(2,148)
Other income (expense) from discontinued operations
Total other expense, net	—	—
Income before provision for income taxes from discontinued operations	(3,898)	(2,148)
Income tax provision	(877)	(2,881)
Net income from discontinued operations	$(3,021)	$733

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the year ended December 27, 2025 and December 28, 2024 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in $000’s):

	December 27, 2025	December 28, 2024
DISCONTINUED OPERATING ACTIVITIES:
Net income from discontinued operations	(3,021)	733
Depreciation and amortization	1,930	2,087
Noncash expense (benefit) funded by parent	1,867	(2,820)
Change in deferred taxes	(776)	—
Net cash provided by operating activities from discontinued operations	$—	$—
DISCONTINUED INVESTING ACTIVITIES:
Net cash used in investing activities from discontinued operations	$—	$—
DISCONTINUED FINANCING ACTIVITIES:
Net cash used in financing activities from discontinued operations	$—	$—
Effect of changes in exchange rate on cash and cash equivalents	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—

Note 5: Prepaids and other current assets

Prepaids and other current assets as of December 27, 2025 and December 28, 2024 consist of the following (in $000’s):

	December 27, 2025	December 28, 2024
Prepaid licensing	$1,412	$—
Prepaid consulting	63	610
Prepaid legal	68	54
Prepaid purchase commitments	503	—
Prepaid rent	16	83
Prepaid insurance	162	—
Prepaid other	145	136
Total prepaid expenses and other current assets	$2,369	$883

Note 6: Property and Equipment

Property and equipment as of December 27, 2025 and December 28, 2024 consist of the following (in $000’s):

	December 27, 2025	December 28, 2024
Furniture and fixtures	$43	$—
Computer equipment	22	—
Property and equipment	65	—
Accumulated depreciation	(37)	—
Total property and equipment, net	$28	$—

Depreciation expense was approximately $40 and $0 for the fiscal years ended December 27, 2025 and December 28, 2024, respectively.

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

The following table details the Company’s right of use assets and lease liabilities as of December 27, 2025 and December 28, 2024 (in $000’s):

	December 27, 2025	December 28, 2024
Right of use asset - operating leases	$102	$121
Lease liabilities:
Current - operating	5	9
Long term - operating	107	113

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 27, 2025, the weighted average remaining lease term for operating leases is 3.9 years. The Company’s weighted average discount rate for operating leases is 12.8%. Total cash payments for operating leases for the years ended December 27, 2025 and December 28, 2024 were approximately $27,000 and $0, respectively. Additionally, the Company recognized approximately no right of use assets and liabilities upon commencement of operating leases during the fiscal year ended December 27, 2025.

Total present value of future lease payments of operating leases as of December 27, 2025 (in $000’s):

Twelve months ended:
2026	$34
2027	36
2028	37
2029	36
Total	143
Less implied interest	(31)
Present value of payments	$112

Note 8: WLFI Treasury Program

The WLFI treasury program was initiated on August 12, 2025, with purchases executed in two tranches at $0.20 per token:

●	Tranche 1: 3,750,000,000 WLFI tokens

●	Tranche 2: 3,584,000,000 WLFI tokens (adjusted slightly from initial 3,750,000,000 to reflect final settlement after expenses from the proceeds of the financing completed in August 2025 (~7.3% of supply).

As of December 27, 2025, all 7,283,585,650 WLFI tokens held by Alt5 Sigma Corp. are subject to contractual lock-up provisions, with 3,533,585,650 tokens acquired under the Token Purchase Agreement being non-transferable for a 12-month lock-up period (other than limited permitted uses for collateral, staking, or lending that do not involve any sale or permanent transfer) and 3,750,000,000 tokens acquired under the Securities Purchase Agreement remaining locked for 12 months from the Closing Date and only becoming eligible for release upon satisfaction of specified shareholder approval, charter amendment, and resale registration statement effectiveness conditions, with no waivers or early releases granted other than the limited uses described above.

In connection with the WLFI treasury program, the Company entered into lock-up agreements restricting certain equity issuances. Pursuant to the Purchase Agreements, the Company agreed not to issue, or enter into any agreement to issue, shares of Common Stock or Common Stock equivalents, or file any registration statement or amendment thereto, for a period of 30 days following the closing date of the Offerings, subject to customary exceptions including issuances under the ATM Sales Agreement.

In addition, each of the Company’s directors and executive officers is subject to a lock-up agreement prohibiting the sale, pledge, or other transfer or disposition of 50% of their shares of Common Stock, or securities convertible into or exchangeable for Common Stock, for a period of 90 days following the closing date, with the remaining 50% subject to the same restrictions until the later of 90 days following the closing date or the date Stockholder Approval was obtained. Transfers for bona fide estate or tax planning purposes are permitted, provided the transferee agrees to be bound by the same lock-up terms.

WLFI is considered a related party to the Company by virtue of the following relationships. Zachary Witkoff, the Chairman of the Company’s Board of Directors, is a Co-Founder and Chief Executive Officer of WLFI. Zachary Folkman, a member of the Company’s Board of Directors, is also a Co-Founder of WLFI. In addition, WLFI is the record owner of 1,000,000 shares of the Company’s Common Stock and holds pre-funded warrants to purchase up to 99,000,000 additional shares of Common Stock, as well as warrants to purchase up to 20,000,000 shares of Common Stock at exercise prices ranging from $7.50 to $9.75 per share, each acquired in connection with the WLFI treasury program. As a result of these relationships, WLFI is deemed a related party under ASC 850, Related Party Disclosures, and all transactions between the Company and WLFI, including the Token Purchase Agreements pursuant to which the Company acquired its WLFI token holdings and the Master Loan and Security Agreement entered into in January 2026, have been reviewed and approved by the Audit Committee of the Board of Directors in accordance with the Company’s related party transaction policy

All acquisitions were executed through on-chain transactions and direct Token Purchase Agreements with the WLFI Foundation. The Company did not hold any WLFI tokens prior to August 12, 2025.

The outstanding units, cost basis, and fair value as of December 27, 2025 were as follows:

	Units	Cost Basis	Fair Value
Balance, September 27, 2025:
WLFI	7,283,585,650	$1,456,717,130	$1,054,663,202
Total	7,283,585,650	$1,456,717,130	$1,054,663,202

The following table presents a reconciliation of WLFI assets to fair value as of December 27, 2025:

December 27, 2025
Fair value, December 28, 2024	$—
Additions	1,468,717,130
Redemptions	(11,995,371)
Fees paid	(4,629)
Subtotal	1,456,717,130
Unrealized loss	(402,053,928)
Fair value, December 27, 2025	$1,054,663,202

During the fiscal year ended December 27, 2025, the Company recognized an unrealized loss of approximately $402.1 million related to the change in fair value of the tokens.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Intangible assets

Intangible assets as of consist of the following (in $000’s):

	December 27, 2025	December 28, 2024
Qoden intangible	$1,536	$1,536
Patents and domains	4	4
Trade names	3,175	2,675
Customer relationships	20,450	13,925
Developed technology	1,819	1,850
Non-competes	675	-
Total intangible assets	27,659	19,990
Less accumulated amortization	(4,619)	(1,316)
Total intangible assets, net	$23,040	$18,674

Intangible amortization expense for continuing operations was approximately $3.3 million and $1.3 million, respectively, for the fiscal years ended December 27, 2025 and December 28, 2024.

Mswipe

Effective on May 9, 2025, the Company and its indirect, wholly-owned second tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services (see Note 3).

Qoden Intangible Assets

On November 8, 2024, the Company acquired the Qodex Cryptocurrency Exchange Software platform and other related assets from Qoden Technologies, LLC, a provider of technology solutions for the blockchain industry. The Company will amortize the intangible assets over a two-year period (see Note 3).

ALT5 Subsidiary Intangible Assets

On May 14, 2024, the Company acquired its ALT5 Subsidiary, which is a fintech company that provides next-generation blockchain-powered technologies to enable a migration to a new global financial paradigm. As part of the acquisition, the Company acquired trade names, customer relationships, and developed technology, which will be amortized over a period of seven years, 10 years, and five years, respectively (see Note 3).

Note 10: Goodwill

The following table details the Company’s goodwill as of December 27, 2025 and December 28, 2024 (in $000’s):

	Fintech	Biotech	Corporate and Other	Total
Balance, December 28, 2024	3,880	—	—	3,880
Mswipe acquisition	6,378	—	—	6,378
Mswipe tax adjustment	2,039			2,039
Balance, December 27, 2025	$12,297	$—	$—	$12,297

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. The Company recognized approximately $8.4 million of goodwill during the year ended December 27, 2025 related to the acquisition of Mswipe and the associated deferred tax liability (see Note 3).

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Accrued liabilities

Accrued liabilities as of December 27, 2025 and December 28, 2024 consist of the following (in $000’s):

	December 27, 2025	December 28, 2024
Compensation and benefits	$332	$204
Accrued guarantees	300	309
Accrued taxes	—	362
Accrued interest	917	789
Accrued professional fees	86	—
Accrued settlements	4,002	—
Accrued Qoden payments	106	109
Accrued legal	660	50
Customer deposits	1,200	—
Other	935	699
Total accrued liabilities	$8,538	$2,522

Note 12: Debentures

Debentures outstanding as of December 27, 2025 and December 28, 2024 consisted for the following (in $000’s):

	December 27, 2025	December 28, 2024
Interest rate of 12%, maturity date of June 30, 2025	563	563
Total debentures	$563	$563

ALT5 Subsidiary issued seven debentures over a period from October 2018 through September 2019. The debentures bore interest at 12% per annum and matured on of June 30, 2025. During March 2026, six of the debentures, representing approximately $0.5 million of the aggregate principal amount, were settled through the issuance of 114,328 shares of the Company’s common stock. The remaining balance is currently being negotiated for settlement with the sole remaining holder.

Note 13: Long-Term Debt

Long-term debt as of December 27, 2025 and December 28, 2024 consisted of the following (in $000’s):

	December 27, 2025	December 28, 2024
Legacy subsidiary fixed deposits	$7,937	$4,522
Legacy subsidiary loan	—	3,782
Unaffiliated third-party	810	3,508
Seller notes	5,944	—
Other	—	33
Total notes payable, related parties	14,691	11,845
Less current portion	(5,944)	—
Total long-term notes payable, related parties	$8,747	$11,845

Legacy Subsidiary Fixed Deposits

During the year ended December 27, 2025, ALT5 Subsidiary entered into several Corporate Fixed Deposit Agreements with otherwise unaffiliated third-parties, pursuant to which the Company became obligated for an aggregate of $4.7 million, as set forth in the respective agreements. Each obligation bears interest at a rate of 13% or 15% per annum, and has a maturity date range of March 18, 2026 to March 13, 2027. During the year ended December 27, 2025, several of these unaffiliated third-parties agreed to convert their respective investments into Future Equity Agreements for shares of the Company’s subsidiary, Alyea and, consequently, approximately $475,000 of these deposits were reclassified as non-controlling interest. As of December 27, 2025 and December 28, 2024, the outstanding aggregate obligations totaled approximately $7.9 million and $4.5 million, respectively.

Legacy Subsidiary Loan

On August 10, 2023, ALT5 Subsidiary entered into a Bitcoin-denominated promissory note with an otherwise unaffiliated third party. The note is remeasured to fair value each reporting period. Although an extension agreement was contemplated, no such agreement was executed. The promissory note had an original maturity date of August 2025 and was fully repaid during the year ended December 27, 2025. The promissory note bore interest at 15% per annum. As of December 27, 2025 and December 28, 2024, the outstanding balance of the note was approximately $0 and $3.8 million, respectively.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaffiliated Third-Party Loans

ICG Note

On February 7, 2024, the Company amended its related-party promissory note in favor of Isaac Capital Group LLC (“ICG”) (the “ICG Note”) to add a conversion feature. In accordance with Nasdaq rules, the per-share conversion price was set at $0.61, subject to customary adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the amendment on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms of the ICG Note were not modified in connection with the transfer. The principal amount outstanding on the date of acquisition was approximately $1.2 million. During the year ended December 27, 2025, the third party converted approximately $1.2 million of the Company’s obligations under the ICG Note into 1.9 million shares of the Company’s common stock. As of December 27, 2025 and December 28, 2024, the amount outstanding on the ICG Note was approximately $26,000 and $0.7 million, respectively.

Live Note

On February 7, 2024, the Company amended its related-party promissory note in favor of Live Ventures Incorporated (“Live”) (the “Live Note”) to add a conversion feature. In accordance with Nasdaq rules, the per-share conversion price for each amended obligation was set at $0.61, subject to customary adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the amendments on February 7, 2024. On March 6, 2024, Live entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the Live Note. The terms of the Live Note were not modified in connection with the transfer. The principal amount outstanding on the date of acquisition was approximately $1.0 million. During the year ended December 27, 2025, the third party converted $1.0 million of the Company’s obligations under the Live Note into approximately 1.6 million shares of the Company’s common stock. As of September 27, 2025 and December 28, 2024, the amount outstanding on the Live Note was $0 and $0.8 million.

Big/Small Debentures

On August 20, 2024, the Company entered into three Purchase Agreements with three otherwise unaffiliated third-party investors (the “Investors”), pursuant to which (1) one Investor agreed to purchase a unit (the “Unit”), consisting of (i) a non-convertible debenture in the principal amount of up to approximately $1.8 million (the “Big Debenture”), and (ii) a warrant (the “Big Warrant”) for the purchase of up to 400,000 shares of the Company’s Common Stock and (2) the two other Investors each agreed to purchase a Unit, consisting of (i) a non-convertible debenture in the principal amount of up to $405,454 (the “Small Debenture”, and, together with the Big Debenture, the “Debentures”) and (ii) a warrant (the “Small Warrant”, and, together with the Big Warrant, the “Warrants”) for the purchase of up 90,909 shares of Common Stock.

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

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of November 1, 2024, the first of the two additional OIDs was effective for each of the Big Debenture and the two Small Debentures. The final maturity date for each of the Debentures was April 28, 2025.

The Big Warrant is exercisable, at an exercise price of $1.71 per share, as follows: (i) 100,000 shares of Common Stock as of Original Issue Date, (ii) contingently for an additional 100,000 shares of Common Stock as of October 31, 2024, if, as of such date, the Company has not repaid in full its obligations under the Big Debenture, and (iii) contingently for an additional 200,000 shares of Common Stock as of January 29, 2025, if, as of such date, the Company has not repaid in full its obligations under the Big Debenture. The Company and the holder of the Big Warrant reached an agreement, pursuant to which the term of the final tranche of the Big Warrant was extended to August 20, 2027, the number of underlying shares was reduced to 192,982 shares of Common Stock, and the exercise price of $1.71 per share was unchanged

The Small Warrant is exercisable, at an exercise price of $1.71 per share, as follows: (i) 22,727 shares of Common Stock as of Original Issue Date, (ii) contingently for an additional 22,727 shares of Common Stock as of October 31, 2024, if, as of such date, the Company has not repaid in full its obligations under the Small Debenture, and (iii) 45,455 shares of Common Stock as of January 29, 2025, if, as of such date, the Company has not repaid in full its obligations under the Small Debenture.

As of November 1, 2024, the contingent second tranche of each of the Big Warrant and the two Small the Warrants vested.

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

During the quarter ended June 28, 2025, one of the two non-affiliated Investors exercised the remainder of the Small Warrant for a total of 45,455 shares (see Note 17). During the fourth quarter of the year ended December 28, 2024, the non-affiliated Investor exercised the Big Warrant for a total of 200,000 shares of the Company’s common stock, and the other two non-affiliated Investors exercised the Small Warrants for a total of 90,908 shares (see Note 17). Additionally, during the fourth quarter of the year ended December 28, 2024, these unaffiliated third-parties agreed to convert a portion their respective investment into Future Equity Agreements in Alyea and, consequently, approximately $1.3 million was reclassified as non-controlling interest. During the year ended December 27, 2025, the Company paid approximately $0.2 million, in principal and accrued interest, to one of the two non-affiliated Investors in settlement of its debt. As of December 27, 2025 and December 28, 2024, the outstanding balance due on the debentures was approximately $0.3 million and $0.5 million, respectively, consisting of principal and accrued interest.

Corporate Fixed Deposit Agreement

On September 19, 2024, ALT5 Subsidiary and an investor entered into a 12-month Corporate Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $1.5 million at an interest rate of 12% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three months of interest. During the year ended December 27, 2025, all outstanding principal and accrued interest was repaid in full. As of December 27, 2025 and December 28, 2024, the outstanding balance was $0 and $1.5 million, respectively.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Personal Fixed Deposit Agreement

On February 1, 2025, ALT5 Subsidiary and an investor entered into a 24-month Personal Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $0.5 million at an interest rate of 13% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three months of interest. As of December 27, 2025, the outstanding balance was $0.

Seller Notes

Effective on May 9, 2025, the Company and our indirect, wholly-owned second tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of Mswipe, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services (see Note 3). In connection with this transaction, the Company entered into promissory notes with two of the three sellers of Mswipe in the amounts of $0.7 million and $0.4 million, respectively, and acknowledged an equivalent 14-month term straight promissory note at the acquired company level that pre-dated our acquisition in the amount of $5.1 million. The fair values assigned to the promissory notes, as calculated by a third-party firm, were approximately $0.6 million, $0.3 million, and $4.7 million, respectively. Each note bears interest at 3.99% per annum, and matures on June 29, 2026. As of December 27, 2025, the outstanding balances on the three notes were $0.6 million, $0.4 million, and $4.9 million, respectively.

Note 14: Related Party Debt

Long-term debt payable to related parties (see Note 20) as of December 27, 2025 and December 28, 2024 consisted of the following (in $000’s):

	December 27, 2025	December 28, 2024
Isaac Capital Group, 10% interest rate, matures December 31, 2024	$—	$327
Live Ventures Incorporated, 10% interest rate, matures December 31, 2024	—	327
Isaac Capital Group short-term demand advance	—	48
Novalk Apps SAA, LLP short-term demand advance	—	110
Total notes payable, related parties	—	812
Less current portion	—	(812)
Total long-term notes payable, related parties	$—	$—

Isaac Capital Group LLC

On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of ICG to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. During the year ended December 27, 2025, the third party converted approximately $329,000 of the Company’s obligation under the ICG Note into 516,016 shares of the Company’s common stock. As of December 27, 2025 and December 28, 2024, the amount outstanding on the ICG Note was $0 and $327,000, respectively (see Note 19).

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $100,000. The advance bears interest at a rate of 10% per annum until repaid. As of December 27, 2025 and December 28, 2024, the principal amount outstanding was $0 and $48,000, respectively (see Note 19).

Live Ventures Incorporated

On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live Ventures entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. During the fiscal year ended December 27, 2025, the third party converted approximately $347,000 of the Company’s obligation under the Live Note into 568,470 shares of the Company’s common stock. As of December 27, 2025 and December 28, 2024, the amount outstanding on the Live Note was $0 and $327,000, respectively (see Note 19).

Novalk Apps SAA, LLP

On May 28, 2024 and June 3, 2024, Novalk Apps SAA, LLP (“Novalk”) made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of December 27, 2025 and December 28, 2024, the principal amount outstanding was $0 and $110,000, respectively (see Note 19).

Note 15: Registered Direct Offering

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

Private Placement Offering

In addition, on August 12, 2025, the Company consummated transactions resulting from a Securities Purchase Agreement (the “Private Placement Purchase Agreement” and, together with the Registered Offering Purchase Agreements, the “Purchase Agreements”), with the Lead Investor, pursuant to which the Company received $750 million of $WLFI tokens and issued to the Lead Investor, in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), 1,000,000 shares of Common Stock at a purchase price of $7.50 per share (the “PIPE Shares”), and pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase up to 99,000,000 shares of Common Stock at a purchase price of $7.499 per PIPE Pre-Funded Warrant (the “PIPE Pre-Funded Warrant Shares”). Each of the PIPE Pre-Funded Warrants is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The PIPE Pre-Funded Warrants were not exercisable until the Company had (i) obtained stockholder approval to allow the issuance of shares underlying the PIPE Pre-Funded Warrant in excess of 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”) and (ii) filed an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock (the “Amendment”), both of which occurred in October 2025. Accordingly, the PIPE Pre-Funded Warrants may be exercised at any time until all have been exercised in full, subject to certain contractual beneficial ownership limitations.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Private Placement Purchase Agreement, the Lead Investor was issued Common Stock Purchase Warrants (the “Lead Investor Warrants”) to purchase up to 10% of the number of shares of Common Stock or pre-funded warrants sold in the offering, or 20 million shares of Common Stock. The Lead Investor Warrants are exercisable for (i) 8,000,000 shares of Common Stock at an exercise price of $7.50 per share of Common Stock; (ii) 4,000,000 shares of Common Stock at an exercise price of $8.25 per share of Common Stock; (iii) 4,000,000 shares of Common Stock at an exercise price of $9.00 per share of Common Stock; and (iv) 4,000,000 shares of Common Stock at an exercise price of $9.75 per share of Common Stock, subject to adjustment. The issuance of the shares of Common Stock underlying the Lead Investor Warrants (the “Lead Warrant Shares”) was also subject to stockholder approval of the Exchange Cap and the Amendment, which, as noted above, occurred in October 2025, subject to certain contractual beneficial ownership limitations.

The issuance and sale of the PIPE Shares, the PIPE Pre-Funded Warrants, the Lead Investor Warrants, and the Lead Investor Shares (collectively, the “PIPE Securities”) were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The PIPE Securities were, or will be, as relevant, issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder for transactions not involving a public offering. Pursuant to the terms of the Registration Rights Agreement (as defined herein), the Company is required to file a registration statement providing for the resale of the PIPE Securities within 15 days of the closing of the Private Placement. As of the date of this Annual Report, the registration statement has not yet been filed.

The Registered Offering resulted in gross proceeds of $750 million and the Private Placement resulted in the receipt of $750 million of WLFI tokens, in each case before deducting placement agent commissions and other offering expenses. The closing of the Offerings occurred on August 12, 2025.

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

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 30, 2025, the Company entered into an agreement (the “Placement Agent Subsequent Agreement”) with the Placement Agent that modified certain of the terms of the Placement Agent Agreements. The parties agreed, subject to certain limitations, to extend the Placement Agent’s irrevocable right of first refusal to act as sole investment banker, sole book-runner, sole sales agent, and/or sole placement agent, at its sole discretion, for the Company’s future public and private equity and debt offerings, including all equity linked financings, through December 31, 2026, on terms customary to the Placement Agent. The fee tail period, as provided in the Placement Agent Agreements, was also extended from August 12, 2026 through December 31, 2026. In connection with such extensions, the Placement Agent (i) paid the Company the sum of one million dollars and (ii) agreed that, once it has received one million dollars in fees paid to it by the Company with respect to any financing consummated during the right of first refusal period, as extended, or in respect of the fee tail period, as extended, the Company may allocate 35% of the fees otherwise to be associated therewith to another bank and/or broker-dealer or, if no other bank or broker-dealer would be entitled to any such fees, then the Placement Agent will reduce its customary and reasonable fees associated therewith during such periods by 35%. The Company also generally released the Placement Agent from all claims or other obligations through the date of the Placement Agent Subsequent Agreement.

In connection with the Placement Agent Subsequent Agreement, on December 26, 2025, the Company also entered into an agreement with Keefe, Bruyette & Woods, Inc. (“KBW”), that superseded and terminated the parties’ May 14, 2025 and June 16, 2025, agreements, which provided that KBW would render certain financial advisory and investment banking services to the Company. Under this agreement, the Company agreed to pay to KBW the sum of three million dollars, one-third of which was paid on or about December 31, 2025 and the remaining amounts are to be paid in equal payments on or before March 31, 2026 and May 31, 2026. KBW had asserted that it was due $37.8 million in advisory fees connection with the Registered Offering and the Private Placement. The parties also generally released each other from all claims or other obligations in respect of the May 14, 2025 and June 16, 2025 agreements and any transactions related thereto.

Registration Rights Agreement

On or about August 11, 2025, the Company and the Lead Investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement (the “Resale Registration Statement”), providing for the resale of the PIPE Securities within 15 days of the closing of the Private Placement, to have such registration statement declared effective with 30 days of the filing date (or 60 days, if the SEC conducts a full review) (the date of such effectiveness, the “Effective Date”), and to maintain the effectiveness of such registration statement. As of the date of this Annual Report, the registration statement has not yet been filed.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, each of the Company’s directors and executive officers is subject to a lock-up agreement, which prohibits them from offering for sale, pledging, announcing the intention to sell, selling, contracting to sell, granting any option, right or warrant to purchase, or otherwise transferring or disposing of, 50% of their shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock for a period of 90 days following the Effective Date and the remaining 50% upon the later of ninety (90) days after the Effective Date or the effective date of the Stockholder Approval. It is contemplated that the lock-up agreements will not prohibit our directors and executive officers and the selling stockholder from transferring shares of our Common Stock for bona fide estate or tax planning purposes, subject to certain requirements, including that the transferee be subject to the same lock-up terms.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Preferred Stock

Series A-1 Convertible Preferred Stock

History

On August 18, 2017, the Company acquired GeoTraq by way of merger. In connection with this transaction, the Company tendered to the owners of GeoTraq $200,000, issued to them an aggregate of 288,588 shares of the Company’s Series A Convertible Preferred Stock valued at $12.3 million, including the beneficial conversion feature of $2.6 million, and entered into one-year unsecured promissory notes in the aggregate principal amount of $800,000.

Conversion

The shares of the Series A Convertible Preferred Stock were later exchanged on a share-for-share basis for shares of the Company’s Series A-1 Convertible Preferred Stock, the rights, privileges, preferences, and restrictions of which were substantially similar. The “Conversion Ratio” per share of the Series A-1 Convertible Preferred Stock in connection with any conversion was at a ratio of 20:1, one share of Series A-1 Convertible Preferred Stock, if and when converted into shares of Common Stock, converted into 20 shares of Common Stock. Each holder had the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule, or regulation, or as restricted below), to convert any or all of such holder’s shares of Series A-1 Convertible Preferred Stock into shares of Common Stock at the Conversion Ratio.

During the years ended December 27, 2025 and December 28, 2024, 44,250 and 170,250 shares of the Company’s Series A-1 Convertible Preferred Stock were converted into 885,000 and approximately 3.1 million shares, respectively, of Common Stock. Additionally, during the year ended December 27, 2025, the Company determined that the calculation of available Series A-1 Convertible Preferred Stock as of December 28, 2024 had been understated and increased the available amount by 20,770 shares. As of December 27, 2025 and December 28, 2024, there were 0 and 23,480 shares, respectively, of Series A-1 Convertible Preferred Stock outstanding.

Dividends

The Company cannot declare, pay or set aside any dividends on shares of any other class or series of its capital stock unless (in addition to the obtaining of any consents required by our Articles of Incorporation) the holders of the Series A Convertible Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend in the aggregate amount of one dollar, regardless of the number of then-issued and outstanding shares of Series A Convertible Preferred Stock. Any remaining dividends allocated by the Board of Directors shall be distributed in an equal amount per share to the holders of outstanding Common Stock and Series A-1 Convertible Preferred Stock (on an as-if-converted to Common Stock basis pursuant to the Conversion Ratio).

Voting Rights

Each holder of a share of Series A-1 Convertible Preferred Stock has a number of votes as is determined by multiplying (i) the number of shares of Series A-1 Preferred Stock held by such holder, and (ii) 17. The holders of Series A-1 Convertible Preferred Stock vote together with all other classes and series of common stock and preferred stock of the Company as a single class on all actions to be taken by the common stockholders of the Company, except to the extent that voting as a separate class or series is required by law.

Redemption

The Series A-1 Convertible Preferred Stock has no redemption rights by the Company, or any other entity.

Preemptive Rights

Holders of the Series A-1 Convertible Preferred Stock and holders of Common Stock are not entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company, except as set forth in the Amended and Restated Series A-1 Certificate of Designation or in any other document agreed to by the Company.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Protective Provisions

Without first obtaining the affirmative approval of the holders of a majority of the shares of Series A-1 Convertible Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A-1 Convertible Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series A-1 Convertible Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A-1 Convertible Preferred Stock; or (iv) alter or change the rights, preferences or privileges of the shares of Series A-1 Convertible Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series A-1 Convertible Preferred Stock, make technical, corrective, administrative or similar changes to the Amended and Restated Series A-1 Certificate of Designation that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series A-1 Convertible Preferred Stock.

Series B Preferred Stock

History

On May 15, 2024 the Company acquired its ALT5 Subsidiary by way of merger (see Note 3). The Company tendered to the owners of ALT5 Subsidiary 34,250 shares of the Company’s Series B Preferred Stock valued at approximately $0.7 million.

Conversion

Series B Preferred Stock was not convertible into any class or series of capital stock of the Company. As of the years ended December 27, 2025 and December 28, 2024, 34,207 shares of Series B Preferred Stock were outstanding.

Dividends

The Company shall not declare, pay, or set aside any dividends on shares of Series B Preferred Stock.

Voting Rights

Except as required by the General Corporation Law of the State of Nevada, the holders of the Series B Preferred Stock did not have any voting rights. Effective in August 2025, each share of Series B Preferred Stock was allocated one vote per share on any matters for which the holders of Common Stock could vote.

Redemption

The Series B Preferred Stock has no redemption rights by the Company, or any other entity.

Preemptive Rights

Holders of Series B Preferred Stock and holders of Common Stock are not be entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company.

Protective Provisions

Without first obtaining the affirmative approval of the holders of a majority of the shares of Series B Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series B Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series B Preferred Stock; (iv) permit the convertibility, whether mandatory or permissible, of some or all of the then-outstanding shares of Series B Preferred Stock, or (v) alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that the Company may, without any vote of the holders of shares of the Series B Preferred Stock, make technical, corrective, administrative or similar changes that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series B Preferred Stock.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series I Convertible Preferred Stock

History

In connection with, but not specifically required for, its acquisition of its ALT5 Subsidiary (see Note 3), on December 2, 2024, the Company tendered 17,000 shares of Series I Convertible Preferred Stock to two consultants of ALT5 Subsidiary.

Conversion

The Series I Convertible Preferred Stock was subject to an eight-calendar-quarter mandatory leak-out, limiting conversions to no more than 12.5% of the shares on a trailing quarterly basis over a two-year period, and was also subject to vesting provisions. Each share of Series I Convertible Preferred Stock was convertible into 100 shares of the Company’s common stock, subject to customary adjustments. On December 8, 2025, all outstanding shares of Series I Convertible Preferred Stock were cancelled pursuant to a settlement agreement between the Company and the holders and, in connection therewith, the Company issued an aggregate of 275,000 shares of its Common Stock to such individuals. As of December 27, 2025 and December 28, 2024, 0 and 17,000 shares of Series I Convertible Preferred Stock were outstanding, respectively.

Dividends

The holders of Series I Convertible Preferred Stock are entitled to receive dividends on an as-converted into-Common Stock basis contemporaneously with the declaration and payment to the holders of Common Stock.

Voting Rights

Except as required by the General Corporation Law of the State of Nevada, the holders of the Series I Convertible Preferred Stock did not have any voting rights. Effective in August 2025, each share of Series I Preferred Stock was allocated one vote per share on any matters for which the holders of Common Stock could vote.

Redemption

The Certificate of Designation for the Series I Convertible Preferred Stock does not provide any redemption rights by the Company, or any other entity.

Preemptive Rights

The holders of Series I Convertible Preferred Stock are not entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company.

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

Conversion

Series M Preferred Stock was not convertible into any class or series of capital stock of the Company. During the year ended December 27, 2025, all 3,200 shares of Series M Preferred Stock were exchanged for 90,000 shares of Common Stock valued at approximately $0.1 million. As of the fiscal years ended December 27, 2025 and December 28, 2024, 0 and 3,200 shares of Series M Preferred Stock were outstanding, respectively.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The Company shall not declare, pay, or set aside any dividends on shares of Series M Preferred Stock.

Voting Rights

Except as required by the General Corporation Law of the State of Nevada, the Series M Preferred Stock did not have any voting rights.

Redemption

The Series M Preferred Stock has no redemption rights by the Company, or any other entity.

Preemptive Rights

The holders of Series M Preferred Stock were not entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company.

Protective Provisions

Without first obtaining the affirmative approval of the holders of a majority of the shares of Series M Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series M Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series M Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series M Preferred Stock; (iv) permit the convertibility, whether mandatory or permissible, of some or all of the then-outstanding shares of Series M Preferred Stock, or (v) alter or change the rights, preferences or privileges of the shares of Series M Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series M Preferred Stock, make technical, corrective, administrative or similar changes that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series M Preferred Stock.

Series Q Convertible Preferred Stock

History

On November 6, 2024 acquired the Qodex Cryptocurrency Exchange Software platform and other related assets from Qoden Technologies, LLC by way of an asset purchase agreement (see Note 3). The Company tendered to the owners of Qoden Technologies, LLC 771,010 shares of the Company’s Series Q Convertible Preferred Stock valued at approximately $1.3 million. Additionally, the Company tendered an additional 154,202 shares of the Company’s Series Q Convertible Preferred Stock to a third-party contractor to act as a consultant in implementing and enhancing the platform.

Conversion

The Series Q Convertible Preferred Stock was valued at $2.594 per share on the date issued, and is subject to a mandatory eight-calendar-quarter leak-out, such that no more than twelve-and-one-half percent of the shares may be converted into shares of the Company’s common stock on a trailing quarterly basis over a period of two years, and subject to vesting provisions. The conversion ratio per share of the Series Q Convertible Preferred Stock shall be one share of the Company’s common stock for each share of Series Q Convertible Preferred Stock subject to certain adjustments. During the fiscal year ended December 27, 2025, 289,128 shares of Series Q Convertible Preferred Stock were converted into 289,128 shares of the Common Stock. As of the fiscal years ended December 27, 2025 and December 28, 2024, 636,084 and 925,212 shares of Series Q Convertible Preferred Stock were outstanding, respectively.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The Company shall not declare, pay, or set aside any dividends on shares of Series Q Convertible Preferred Stock.

Voting Rights

Except as required by the General Corporation Law of the State of Nevada, the holders of the Series Q Convertible Preferred Stock did not have any voting rights. Effective in August 2025, each share of Series Q Preferred Stock was allocated one vote per share on any matters for which the holders of Common Stock could vote.

Redemption

The Series Q Convertible Preferred Stock has no redemption rights by the Company, or any other entity.

Preemptive Rights

The holders of Series Q Convertible Preferred Stock are not entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company.

Protective Provisions

Without first obtaining the affirmative approval of the holders of a majority of the shares of Series Q Convertible Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series Q Convertible Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series Q Convertible Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series Q Preferred Stock; (iv) permit the convertibility, whether mandatory or permissible, of some or all of the then-outstanding shares of Series B Preferred Stock, or (v) alter or change the rights, preferences or privileges of the shares of Series Q Convertible Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that the Company may, without any vote of the holders of shares of the Series Q Convertible Preferred Stock, make technical, corrective, administrative or similar changes that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series Q Convertible Preferred Stock.

Series V Convertible Preferred Stock

History

On May 4, 2024, the Company entered into an Asset Purchase Agreement for the purchase of specified assets of an unaffiliated third-party (see Note 18). In connection with this transaction, the Company tendered 5,000 shares of the Company’s Series V Convertible Preferred Stock.

Conversion

The conversion ratio per share of the Series V Convertible Preferred Stock in connection with any Conversion shall be at a ratio of 1:120, meaning every one share of Series V Convertible Preferred Stock, if and when converted into shares of Common Stock, shall convert into 120 shares of Common Stock. Each Holder shall have the right, exercisable at any time and from time to time, unless otherwise prohibited by law, rule, or regulation, to convert any or all of such Holder’s shares of Series V Convertible Preferred Stock into shares of Common Stock at the Conversion Ratio. During the fiscal year ended December 27, 2025, all 5,000 shares of Series V Convertible Preferred Stock were converted into 600,000 shares of the Company’s common stock. As of the year ended December 27, 2025 and December 28, 2024, 0 and 5,000 shares of Series V Convertible Preferred Stock were outstanding, respectively.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

Shares of Series V Convertible Preferred Stock did not have dividend rights.

Voting Rights

The Holder of each share of Series V Convertible Preferred Stock had such number of votes as is determined by multiplying (a) the number of shares of Series V Convertible Preferred Stock held by such Holder by (b) one. Such voting calculation is hereby authorized by the Company and the Company acknowledges such calculation may result in the total number of possible votes cast by the Series V Convertible Preferred Stock Holders and Common Stock in any given voting matter exceeding the total aggregate number of shares that this Company shall have authority to issue.

Redemption

The Series V Convertible Preferred Stock had no redemption rights by ALT5 Sigma Corporation, or any other entity.

Preemptive Rights

the holders of Series V Convertible Preferred Stock were not entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company.

Protective Provisions

Without first obtaining the affirmative approval of the holders of a majority of the shares of Series V Convertible Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series V Convertible Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series V Convertible Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series V Preferred Stock; (iv) permit the convertibility, whether mandatory or permissible, of some or all of the then-outstanding shares of Series V Preferred Stock, or (v) alter or change the rights, preferences or privileges of the shares of Series V Convertible Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that the Company may, without any vote of the holders of shares of the Series V Convertible Preferred Stock, make technical, corrective, administrative or similar changes that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series V Convertible Preferred Stock.

Series S Convertible Preferred Stock

History

On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company’s Series S Convertible Preferred Stock.

Conversion

Initially, Dr. Soin was entitled to convert up to three million dollars of value of the Series S Stock into shares of the Company’s common stock commencing one year from the closing and may also convert up to an additional $10 million of value of the Series S Stock into shares of the Company’s common stock from and after the sooner of (y) the issuance by the FDA of New Drug Approval for low-dose naltrexone for treating pain or (z) 10 years from the closing. Further, during the 10-year period following the closing, Dr. Soin may convert up to an additional $17 million of value at a rate of five percent of the gross revenues that the Company receives in connection with sales or license revenue from the product.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dr. Soin further agreed to certain restrictions on the maximum number of shares of Series S Stock that he may ultimately keep or that he may convert into shares of our common stock or sell into the public markets at any given time: (i) Dr. Soin may not convert shares of Series S Stock into shares of the Company’s common stock in an amount such that, upon any such conversion, he beneficially own shares of the Company’s common stock in excess of 4.99% of the Company’s then-outstanding common stock and (ii) during the five-year period that commences on the date that Dr. Soin is first eligible to convert any shares of Series S Stock into shares of the Company’s common stock, he will not dispose of any of such shares into the public markets in an amount that exceeds five percent of the daily trading volume of the Company’s common stock during any trading day.

Shares of Series S Convertible Preferred Stock are convertible into shares of Common Stock that is dependent on the NOCP at the time of conversion with a floor of $1.66 per share. During the year ended December 27, 2025, in connection with the amended agreement disclosed in Note 3, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity (see Note 3). As of December 27, 2025 and December 28, 2024, there were 100,000 shares of Series S Convertible Preferred Stock outstanding, as reflected in the following (dollars in $000’s):

	Series S Preferred Stock
	Shares	Amount
Balance, December 30, 2023	100,000	14,510
Reclassification to permanent equity	0	(7,993)
Reclassification to current liabilities	0	(2,661)
Balance, December 28, 2024	100,000	3,856
Balance, December 27, 2025	100,000	3,856

Dividends

Shares of Series S Convertible Preferred Stock do not have dividend rights.

Voting Rights

The Holder of each share of Series S Convertible Preferred Stock has one vote for each such share. With respect to any stockholder vote, the Holder has full voting rights and powers equal to the voting rights and powers of the Common Stock stockholders, and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Company, and shall be entitled to vote, together with Common Stock stockholders, with respect to any question upon which the Common Stock stockholders have the right to vote. The Holders of Series S Convertible Preferred Stock shall vote together with all other classes and series of Common Stock and preferred stock of the Company as a single class on all actions to be taken by the Common Stock stockholders, except to the extent that voting as a separate class or series is required by law.

Redemption

The Series S Convertible Preferred Stock has no redemption rights by ALT5 Sigma Corporation, or any other entity.

Preemptive Rights

The holders of the Series S Convertible Preferred Stock and the holders of Common Stock are not entitled to any preemptive, subscription, or similar rights in respect of any securities of ALT5 Sigma Corporation, except as set forth in the Amended and Restated Series A-1 Certificate of Designation or in any other document agreed to by the Company.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Protective Provisions

Without first obtaining the affirmative approval of a the holders of a majority of the shares of Series S Convertible Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series S Convertible Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series S Convertible Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series S Convertible Preferred Stock; (iv) issue additional shares of Series S Convertible Preferred Stock other than in connection with the merger agreement, or (v) alter or change the rights, preferences or privileges of the shares of Series S Convertible Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that the Company may, without any vote of the holders of shares of the Series S Convertible Preferred Stock, make technical, corrective, administrative or similar changes to the Amended and Restated Series S Certificate of Designation that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series S Convertible Preferred Stock.

Note 17: Stockholders’ Equity

Common Stock: The Company’s Articles of Incorporation authorize 2,000,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. As of December 27, 2025, and December 28, 2024, there were 126,474,169 and 15,417,693 shares, respectively, of Common Stock issued and outstanding.

Equity Offerings: During the fiscal year ended December 27, 2025, the Company completed the following stock issuances:

Preferred stock conversions

The Company issued 90,000 shares of its Common Stock related to its Series M Preferred Stock, 600,000 shares of its Common Stock related to its Series V Preferred Stock, 885,000 shares of its Common Stock related to its Series A-1 Preferred Stock, 275,000 shares of its Common Stock related to its Series I Preferred Stock, and 289,128 shares of its Common Stock related to its Series Q Preferred Stock (see Note 16).

Registered Direct Offering and related issuances

The Company issued 100 million shares of its Common Stock in the Registered Direct Offering and 1,000,000 shares to the Lead Investor pursuant to the Private Placement Purchase Agreement (see Note 15).

Debt conversions

The Company issued approximately 3.4 million shares of its Common Stock in connection with the conversion of related-party promissory note obligations (see Note 14) and 150,000 shares of its Common Stock in connection with the conversion of a non-related-party promissory note (see Note 15).

Equity incentive awards

The Company issued or granted 450,000 equity awards under the 2023 Equity Incentive Plan and 905,000 equity awards under the 2024 Equity Incentive Plan.

Issuances for services and other agreements

The Company issued 645,499 shares of its Common Stock to non-affiliated third parties for brokerage, consulting, and licensing services.

Warrant-related issuances

The Company issued approximately 1.3 million shares of its Common Stock in connection with warrant exercises.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition consideration

The Company issued 1,000,000 shares of its Common Stock as consideration for the Mswipe acquisition (see Note 3).

Equity Incentives: The Company’s 2024 Plan, which was adopted by the Board in November 2024 and approved by the stockholders at the 2024 Annual Meeting of Stockholders, replaces the 2023 Plan, which replaced the 2016 Plan, which replaced the 2011 Plan. Under the 2024 Plan, the maximum number of shares of Common Stock that may be subject to or delivered under Awards granted under the Plan is 2,800,000 shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the year ended December 27, 2025, the Company recognized approximately $4.6 million related to the 905,000 RSUs that were awarded and immediately vested under the 2024 Plan (see above).

The Company’s 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares of Common Stock that may be subject to or delivered under Awards granted under the Plan is (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the year ended December 27, 2025, the Company recognized $1.3 million in share-based compensation expense related to the 450,000 RSUs that were awarded and immediately vested (see above).

The Company’s 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of December 27, 2025 and December 28, 2024, 20,000 and 100,000 options were outstanding under the 2016 Plan, respectively.

The Company’s 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of December 27, 2025 and December 28, 2024, 0 and 8,000 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The following table summarizes stock option activity for the fiscal years ended December 27, 2025, and December 28, 2024 (Aggregate Intrinsic Value in $000’s):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 30, 2023	114,000	$5.68	$—	6.1
Cancelled/expired	(6,000)
Outstanding at December 28, 2024	108,000	5.03	68	5.5
Cancelled/expired	(88,000)	—
Outstanding at December 27, 2025	20,000	$3.83	$—	4.7
Exercisable at December 27, 2025	20,000	$3.83	$—	4.7

The exercise price for stock options outstanding and exercisable outstanding at December 27, 2025 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
20,000	$3.54 to $5.25	20,000	$3.54 to $5.25
20,000		20,000

The Company recognized share-based compensation expense related to equity incentive awards of approximately $5.9 million and $1.7 million for the fiscal years ended December 27, 2025, and December 28, 2024, respectively. As of December 27, 2025, the Company had no unrecognized share-based compensation expense, and there were no non-vested shares associated with stock option awards.

The following table summarizes warrant activity for the fiscal years ended December 27, 2025, and December 28, 2024:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 30, 2023	959,834	$0.78
Granted	2,583,612
Exercised	(290,908)
Outstanding at December 28, 2024	3,252,538	$1.63
Granted	126,300,000
Exercised	(1,134,565)	—
Outstanding at December 27, 2025	128,417,973	$1.79
Exercisable at December 27, 2025	128,417,973	$1.79

The weighted average remaining contractual term of warrants outstanding and exercisable as of December 27, 2025 was approximately 9.4 years.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18: Income taxes

For fiscal years ended December 27, 2025, and December 28, 2024, the Company recorded an income tax benefit from continuing operations of approximately $87.6 million and $0.2 million, respectively, and an income tax benefit from discontinued operations of $0.9 million and approximately $2.9 million, respectively, which consisted of the following (in $000’s):

	Fiscal Years Ended
	December 27, 2025	December 28, 2024
Current tax (benefit) expense:
State	$—	$(102)
Federal	—	(44)
Foreign	—	334
Current tax (benefit) expense	—	188
Deferred tax benefit	(87,619)	(3,229)
Total benefit of income taxes	$(87,619)	$(3,041)

A reconciliation of the Company’s income tax benefit (provision) with the federal statutory tax rate for the fiscal years ended December 27, 2025, and December 28, 2024, respectively, is shown below:

	Fiscal Years Ended
	December 27, 2025	December 28, 2024
U.S. statutory rate	21.0%	21.0%
State tax rate	—%	0.9%
Foreign rate differential	—%	4.4%
Permanent differences	—%	-6.7%
Temporary differences	-20.0%	—%
Change in valuation allowance	-1.0%	12.9%
Other	—%	0.2%
	—%	32.7%

Income (loss) before provision of income taxes was derived from the following sources for fiscal years December 27, 2025 and December 28, 2024, respectively, as shown below (in $000’s):

	Fiscal Years Ended
	December 27, 2025	December 28, 2024
United States	$(432,126)	$(14,148)
Canada	—	3,539
Total	$(432,126)	$(10,609)

The components of net deferred tax assets (liabilities) as of December 27, 2025 and December 28, 2024, respectively, are as follows (in $000’s):

	December 27, 2025	December 28, 2024
Deferred tax assets (liabilities):
Accrued expenses	$—	$152
Allowance for bad debts	(53)	53
Accrued compensation	—	35
Section 174 expenses	26	43
Prepaid expenses	(599)	(128)
Net operating loss	7,299	5,819
Lease liability	—	33
Share-based compensation	—	114
Intangibles	—	(6,909)
Right-of-use assets	—	(33)
Unrealized losses	86,943	794
Section 163(j) interest	—	138
	93,616	111
Less: valuation allowance	(8,964)	(2,919)
Net deferred tax assets (liabilities)	$84,652	$(2,808)

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 27, 2025, the Company has net operating loss carryforwards of approximately $16.5 million for federal income tax purposes, and approximately $11.8 million for state income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, the federal net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. State net operating losses begin to expire in 2033. The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. The Company has recorded a valuation allowance of approximately $9.0 million as of December 27, 2025, and December 28, 2024.

The Company annually conducts an analysis of its uncertain tax positions and has concluded that it has no uncertain tax positions as of December 27, 2025. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

The Company files U.S. and state income tax returns in jurisdictions with differing statutes of limitations. The 2022 through 2025 tax years remain subject to selection for examination as of December 27, 2025. None of the Company’s income tax returns is currently under audit.

Note 19: Related parties

Shared Services

Tony Isaac, the Company’s President and acting Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of ICG. Tony Isaac is also a member of the Board of Directors of Live Ventures. The Company shares certain executive, accounting, and legal services with Live Ventures. The Company also subleases office space from, and shares certain executive, accounting, and legal services with, Live Ventures. Total rent paid and shared-services costs were approximately $216,000 and $144,000 for fiscal years ending December 27, 2025 and December 28, 2024, respectively.

Notes with Live Ventures and ICG

On February 7, 2024, the Company entered into a promissory notes with each of Live Ventures and ICG. The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. Pursuant to an amendment to each note, $100,000 of principal, and accrued interest thereon, is due on September 7, 2024 for each note, and the balance of each note is due on December 31, 2024. At the Company’s option, the obligation under each note is convertible after the six-month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the two notes on February 7, 2024 (see Note 14).

Short-Term Advances

On May 28, 2024 and June 3, 2024, Novalk made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. Juan Yunis, an employee of Live Ventures, is the managing member of Novalk. The advances bears interest at a rate of 10% per annum until repaid. As of December 27, 2025 and December 28, 2024, the principal amount outstanding was $0 and $110,000, respectively.

Note 20: Commitments and Contingencies

Litigation

SEC Complaint

On August 2, 2021, the U.S. Securities and Exchange Commission (the “SEC”) filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and its former Chief Financial Officer, Virland Johnson, as defendants (collectively, the “Defendants”). Pursuant to an agreed-upon Order of the Court, on May 28, 2024, the Company settled its litigation with the SEC. The Settlement Agreement provided, in pertinent part: “Without admitting or denying the allegations of the complaint (except as provided herein in paragraph 12 and except as to personal and subject matter jurisdiction, which [the Company] admits), [the Company] hereby consents to the entry of the final Judgment in the form attached hereto (the “Final Judgment”) and incorporated by reference herein, which, among other things: “(a) permanently restrains and enjoins [the Company] from violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder [15 U.S.C. § 78j(b) and 17 C.F.R. §§ 240.10b-5]; and (c)[sic] orders [the Company] to pay a civil penalty in the amount of $250,000 under Section 21(d)(3) of the Exchange Act [15 U.S.C. § 78u(d)(3)).” The SEC has agreed to accept four quarterly payments from the Company, each in the amount of $62,500. The balance remaining on the payments to the SEC was $250,000 as of December 27, 2025. The Settlement Agreement is attached to the Order as Exhibit 1, both of which documents may be viewed at https://ecf.nvd.uscourts.gov/doc1/115110470966.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SEC Complaint’s remaining allegations relate to financial, disclosure and reporting violations against the former executive officer under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5. The SEC Complaint also alleges various claims against the former executive officer under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC continues to seek a permanent injunction, civil penalties, and an officer-and-director bar against the former executive officer. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

Sieggreen

In a matter pending in the United States District Court for the District Of Nevada, Case No. 2:21-cv-01517-CDS-EJY, styled as Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5(a) and 10b-5(c) promulgated thereunder. In June 2023 the Company filed a Motion to Dismiss, which the Court granted with leave for Plaintiffs to file a second amended complaint. Plaintiffs filed their Second Amended Complaint on October 31 2024. On December 16, 2024, the Company filed a Motion to Dismiss the Second Amendment Complaint, which the Court denied by Order dated September 30, 2025. The Company filed its Answer to the Second Amended Complaint on December 1, 2025. The litigation is currently in the early stages of discovery. The Company strongly disputes and denies the allegations contained in the Second Amended Complaint and will continue to defend itself vigorously against the claims.

Main/270

The Company is a defendant in an action filed on April 11, 2022, in the U.S. District Court Southern District of Ohio, Eastern Division, styled, Trustees Main/270, LLC, Plaintiff, vs ApplianceSmart, Inc. and JANONE, Inc., Defendant, Case No.: 2:22-cv-01938-ALM-EPD. The Company was a guarantor of the lease between the Plaintiff and ApplianceSmart, Inc. Plaintiff alleged a cause of action against the Company in respect of the guaranty and seeks approximately $90,000 therefor. Plaintiff also seeks approximately $1,420,000 against ApplianceSmart and the Company on a joint and several basis. On October 3, 2025, the Court entered a final judgment against the Company for $1.3 million plus pre- and post-judgment interest. On November 3, 2025, the Company timely filed an appeal with the United States Court of Appeals for the Sixth Circuit, and that appeal remains pending and the parties continue to negotiate a potential settlement.

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

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Virland Johnson Bankruptcy

On August 14, 2025, the Company received a Summons and Complaint in an Adversary Proceeding (the “Complaint”) filed on August 6, 2025 in connection with the Chapter 7 bankruptcy proceeding titled In re Virland Johnson, No. 2:24-bk-00226-BKM, pending in the United States Bankruptcy Court for the District of Arizona and involving the Company’s former Chief Financial Officer, Virland Johnson. The Complaint alleges that Mr. Johnson had been awarded in October 2023 restricted stock units entitling him to receive 329,294 shares of the Company’s common stock under the Company’s 2023 Equity Incentive Plan. According to the Complaint, Mr. Johnson did not disclose the existence of the stock award in his January 11, 2024 Chapter 7 bankruptcy petition or accompanying disclosure schedules. The Complaint alleges that the common stock may not have been delivered to Mr. Johnson, may have been assigned by Mr. Johnson to the Company or another unknown assignee, may have been sold by Mr. Johnson, or may even continue to be held by Mr. Johnson. Through the Complaint, the U.S. Trustee seeks to recover the common stock or, if it is no longer available, the equivalent value from the Company on behalf of the bankruptcy estate. On September 30, 2025 the Company filed its Answer to the Complaint and denied the allegations of any wrongdoing by the Company. The Company disputes the allegations concerning the Company and will vigorously defend itself against the claims. The matter is in the discovery phase.

First Capital Consulting, Inc. DBA Trusaic vs. ALT5 Sigma Corporation

Trial is scheduled to start on June 29, 2026. Plaintiff is seeking $97,696, plus costs and interest, against ALT5 Sigma for unpaid obligations of entities that no longer exist or do not have any assets, i.e., ARCA Recycling Inc. and Customer Connexx LLC. Plaintiff alleges that ALT5 Sigma, as the parent company at the time, should be responsible for the fees. ALT5 Sigma believes that it is not responsible for the fees, as the unpaid services were provided to the two subsidiaries and not for the corporate parent. Venue is in Los Angeles County, California.

Judgment in Rwanda

ALT 5 Sigma Canada Inc., an indirect second-tier subsidiary of the Company, is the subject of certain legal proceedings in the Rwanda judicial system stemming from issues that allegedly occurred in 2023, prior to the Company’s acquisition of ALT 5 Sigma Canada Inc. At stake in those proceedings is US$3.5 million of ALT 5 Sigma Canada Inc.’s funds that are held on deposit in its account at I&M Bank in Rwanda. On May 7, 2025, the Intermediate Court of Nyarugenge, Rwanda, rendered findings and a decision that ALT 5 Sigma Canada Inc. was guilty of the offense of inability to justify the origin of assets (the US$3.5 million) and money laundering, but not guilty of forming or joining a criminal association and that the US$3.5 million be permanently forfeited and deposited into the Rwandan State Treasury. The Intermediate Court also ordered that ALT 5 Sigma Canada Inc. be dissolved. A co-defendant in those proceedings is Mr. Andre Beauchesne, who was ALT 5 Sigma Canada Inc.’s principal in 2023. The Intermediate Court sentenced Mr. Beauchesne to seven years of imprisonment, along with fining him USD 517,131.5625, because he did not attend the court proceedings and did not present a defense. On June 6, 2025, ALT 5 Sigma Canada Inc. and Mr. Beauchesne appealed the Intermediate Court’s decision to the High Court of Kigali, Rwanda, and, as of the date of this Annual Report, the matter remains under judicial review. In the appeal, ALT 5 Sigma Canada Inc. and Mr. Beauchesne dispute the findings of the Intermediate Court, reiterate and continue to maintain that each was a victim of fraud and that ALT 5 Sigma Canada Inc. should regain access to the funds that belong to it (US$3.5 million). None of ALT 5 Sigma Canada Inc.’s customers was impacted by the Intermediate Court’s decision for confiscation of the funds. Although no assurance can be given as to the outcome of the appeal, the Company and ALT 5 Sigma Canada Inc. are actively pursuing all available legal remedies to protect their interests and those of their stakeholders. In connection with the Intermediate Court’s Rwanda decision and pending the outcome of the appeal, the Company has recorded a US$3.5 million allowance on its condensed consolidated balance sheets.

Bruce Bent litigation

On February 25, 2026, Bruce Bent filed a complaint in District Court, Clark County Nevada, styled, BRUCE BENT, derivatively, on behalf of ALT5 SIGMA CORPORATION, Plaintiff, vs. ANTONIOS ISAAC; ZACK WITKOFF; JOHN BITAR; RON PITTERS; NAEL HAJJAR; ZAK FOLKMAN; PETER TASSIOPOULOS; and DAVID DANZIGER, Defendants, and ALT5 SIGMA CORPORATION, Nominal Defendant. Plaintiff alleges four causes of action against defendants: (i) breach of fiduciary duty; (ii) unjust enrichment; (iii) permanent injunction; and (iv) declaratory relief and requests the Court award compensatory and equitable relief. The Company has received service of process; none of the individual defendants has been served. Although this matter has just been initiated and the Company has not yet filed a responsive pleading in this matter, the date for which filing is subsequent to the Effective Date of this letter, the Company disputes the allegations concerning the Company and the named individual defendants and will vigorously defend itself and the other parties against the claims.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments

On December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to Live Ventures. In connection with that sale, as of January 1, 2022, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (the “ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 28, 2024, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart’s emergence from bankruptcy. As of December 28, 2024, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases. The Company and Live Ventures have agreed to divide in half between them any ultimate balance owing thereunder and any attorneys’ fees expended in relation thereto.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of December 27, 2025.

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

The following table presents the computation of basic and diluted net loss per share (in $000’s, except per share data):

	For the Years Ended
	December 27, 2025	December 28, 2024
Continuing Operations
Basic and Diluted
Net loss from continuing operations	$(341,486)	$(8,301)
Weighted average common shares outstanding	58,303,947	11,198,493
Basic and diluted loss per share from continuing operations	$(5.86)	$(0.74)
Total
Basic and Diluted
Net loss	$(344,507)	$(7,568)
Weighted average common shares outstanding	58,303,947	11,198,493
Basic and diluted loss per share	$(5.91)	$(0.68)

Potentially dilutive securities totaling approximately 84.6 million and 9.0 million shares, respectively, were excluded from the calculation of diluted net earnings (loss) per share for the years ended December 27, 2025 and December 28, 2024 because the effects were anti-dilutive based on the application of the treasury stock method.

Note 22: Segment information

ALT5 Sigma Inc. is a fintech company providing regulated, institutional-grade Crypto-as-a-Service (CaaS) infrastructure for the digital asset economy. In accordance with ASC 280, Segment Reporting, the Company has identified two reportable segments: Fintech and Biotech. This segmentation aligns with how the Chief Operating Decision Maker (“CODM”), consisting of the Company’s Chief Executive Officer and Chief Financial Officer, assesses financial performance and allocates resources across the Company’s operations.

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To preserve the integrity of each operating segment’s standalone financial results, all intercompany eliminations, including sales, cost of goods sold, inventory profit, and intercompany management fees are reported under Intercompany Eliminations. Total assets are not utilized by the CODM in evaluating segment performance or allocating resources. Accordingly, asset information is excluded from the Company’s segment reporting disclosures. Discrete financial information is provided for each reportable segment, including comparisons of actual results to the prior period and current period forecast.

The following is description of each of the Company’s reportable segments:

●	The Fintech segment, which provides next generation blockchain-powered technologies for tokenization, trading, clearing, settlement, payment, and safe-keeping of digital assets.

●	The Biotech segment focuses on developing treatments for conditions that cause severe pain and on bringing to market drugs with non-addictive pain-relieving properties. The Company has previously announced its intention to capitalize a subsidiary with certain of its biotechnology assets, acquire an additional biotechnology asset, and subsequently finance that subsidiary. The short-term objective of this series of transactions is to separate the business so it can operate on a stand-alone basis. Consequently, the Biotech segment is presented as discontinued operations.

This segmentation aligns with the internal reporting structure used by the CODM to evaluate performance and guide strategic decision-making. The CODM does not review any measures of significant segment expenses beyond those reflected in the tables below:

For the Fiscal Year Ended December 27, 2025	Fintech	Biotech (Discontinued Operations)	Total Reportable Segments	Corporate and Other	Total
Revenue	$24,840	$—	$24,840	$—	$24,840
Cost of revenue	14,652	—	14,652	—	14,652
Gross profit	10,188	—	10,188	—	10,188
Gross profit percentage	41.0%	N/A	41.0%		41.0%
Operating expenses:
General and administrative expenses	16,370	3,898	20,268	16,669	36,937
Total operating expenses	16,370	3,898	20,268	16,669	36,937
Operating income	(6,182)	(3,898)	(10,080)	(16,669)	$(26,749)
Other income (expense):
Interest expense, net	(2,754)	—	(2,754)	(1,114)	(3,868)
Unrealized loss on cryptocurrency assets	—	—	—	(402,054)	(402,054)
Unrealized gain on exchange transactions	768	—	768	—	768
Realized gain on exchange transactions	374		374		374
Other income, net	(516)	—	(516)	(81)	(597)
Total income (expense), net	(2,128)	—	(2,128)	(403,249)	(405,377)
Income (loss) before income taxes	$(8,310)	$(3,898)	$(12,208)	$(419,918)	$(432,126)

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Year Ended December 28, 2024	Fintech	Biotech (Discontinued Operations)	Total Reportable Segments	Corporate and Other	Total
Revenue	$11,887	$—	$11,887	$—	$11,887
Cost of revenue	6,238	—	6,238	—	6,238
Gross profit	5,649	—	5,649	—	5,649
Gross profit percentage	47.5%	N/A	47.5%		47.5%
Operating expenses:
General and administrative expenses	5,456	2,148	7,604	7,116	14,720
Total operating expenses	5,456	2,148	7,604	7,116	14,720
Operating income	193	(2,148)	(1,955)	(7,116)	$(9,071)
Other income (expense):
Interest expense, net	(779)	—	(779)	(380)	(1,159)
Unrealized loss on marketable securities	—	—	—	(1,238)	(1,238)
Realized gain on exchange transactions	1,019	—	1,019	—	1,019
Other income, net	390	—	390	(550)	(160)
Total income (expense), net	630	—	630	(2,168)	(1,538)
Income (loss) before income taxes	$823	$(2,148)	$(1,325)	$(9,284)	$(10,609)

Note 23: Restatement of Previously Issued Financial Statements

The Company identified errors in its previously issued consolidated financial statements for the fiscal year ended December 28, 2024 in connection with the audit of its consolidated financial statements for the fiscal year ended December 27, 2025. As a result, the Company has restated its consolidated financial statements for the fiscal year ended December 28, 2024, which are presented as comparative information in this Annual Report on Form 10-K. These adjustments represent corrections of errors in the Company’s previously issued consolidated financial statements for the fiscal year ended December 28, 2024.

The Company determined that the Series B Convertible Preferred Stock issued as consideration in connection with the Company’s acquisition of ALT5 Sigma, Inc. had been assigned an incorrect fair value in the previously issued fiscal 2024 financial statements. Because the fair value of consideration transferred is a direct input into the acquisition-date purchase price allocation, the error resulted in a corresponding misstatement of the goodwill recognized in connection with the acquisition.

In addition, the Company identified certain other errors that, while individually less material, the Company has determined to correct in connection with this restatement, the net income statement impact of which was approximately $1.3 million. Certain reclassifications have also been made to the previously reported fiscal year 2024 financial statements to conform to the current-period presentation, primarily reflecting the reclassification of the assets, liabilities, results of operations, and cash flows attributable to the Company's Biotechnology segment (Alyea) as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations. These reclassifications had no effect on previously reported total stockholders' equity or total assets except as described in the restatement adjustments set forth in the table below. The nature and quantitative impact of all restatement adjustments on the affected consolidated financial statement line items, including the restated goodwill balance, are presented below (in $000’s).

	December 28, 2024
	Previously Filed	Effect of Restatement	As Restated
Consolidated balance sheets as of December 28, 2024
Trade and other receivables, net	$2,530	$(2,200)	$330
Prepaid expenses	1,518	(635)	883
Current assets from discontinued operations	—	2,200	2,200
Total current assets (subtotal of affected lines only)	4,048	(635)	3,413
Property and equipment, net	1,170	(1,170)	—
Intangible assets, net	34,430	(15,756)	18,674
Goodwill	11,714	(7,834)	3,880
Other assets from discontinued operations	—	18,692	18,692
Total assets (subtotal of affected lines only)	$51,362	$(6,703)	$44,659
Accounts payable	$3,231	$(1)	$3,230
Accrued liabilities	2,553	(31)	2,522
Operating lease liabilities	10	(1)	9
Due to Soin	2,850	(2,850)	—
Current liabilities from discontinued operations	—	2,850	2,850
Total current liabilities (subtotal of affected lines only)	8,644	(33)	8,611
Deferred income taxes, net	1,041	1,767	2,808
Notes payable	11,570	275	11,845
Total liabilities (subtotal of affected lines only)	21,255	2,009	23,264
Preferred stock, Series B	8,552	(7,835)	717
Preferred stock, Series M	—	67	67
Common stock	9	6	15
Additional paid-in capital	62,207	649	62,856
Accumulated deficit	(56,879)	(1,324)	(58,203)
Equity attributable to ALT5 Sigma Corporation shareholders (subtotal of affected lines only)	13,889	(8,437)	5,452
Noncontrolling interest	3,925	(275)	3,650
Total stockholders’ equity (subtotal of affected lines only)	17,814	(8,712)	9,102
Total liabilities and stockholders’ equity (subtotal of affected lines only)	$39,069	$(6,703)	$32,366

ALT5 SIGMA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended December 28, 2024
	Previously Filed	Effect of Restatement	As Restated
Revenues	$12,532	$(645)	$11,887
Cost of revenues	6,238	—	6,238
Gross profit	6,294	(645)	5,649
Selling, general and administrative expenses	13,856	(1,284)	12,572
Total operating expenses	13,856	(1,284)	12,572
Operating loss	(7,562)	639	(6,923)
Interest expense, net	(879)	(280)	(1,159)
Realized gain on exchange transactions	374	645	1,019
Unrealized loss on marketable securities	(1,058)	(180)	(1,238)
Other expense, net	(161)	1	(160)
Total other expense, net	(1,724)	186	(1,538)
Loss before benefit from income taxes	(9,286)	825	(8,461)
Income tax benefit	(3,041)	2,881	(160)
Net loss from continuing operations	(6,245)	(2,056)	(8,301)
Loss from discontinued operations	—	(2,148)	(2,148)
Income tax benefit for discontinued operations	—	(2,881)	(2,881)
Net (loss) income from discontinued operations	—	733	733
Net loss	$(6,245)	$(1,323)	$(7,568)

Loss per share:
Net loss per share from continuing operations, basic and diluted	$(0.56)	$(0.18)	$(0.74)
Net loss per share, basic and diluted	$(0.56)	$(0.12)	$(0.68)

	Fiscal Year Ended December 28, 2024
	Previously Filed	Effect of Restatement	As Restated
OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,245)	$(2,056)	$(8,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,402	(2,086)	1,316
Change in reserve for uncollectible accounts	254	—	254
Noncash expense for stock issuances	271	94	365
Stock based compensation expense	1,657	628	2,285
Related party notes issued for shared services	800	—	800
Unrealized loss on marketable securities	1,058	180	1,238
Amortization of right-of-use assets	32	—	32
Change in deferred income taxes	(3,229)	1,448	(1,781)
Changes in assets and liabilities:		—
Accounts receivable	1,876	2,020	3,896
Digital assets receivable	(14,694)	—	(14,694)
Prepaid expenses	780	635	1,415
Other current assets	12	(2,203)	(2,191)
Accounts payable and accrued expenses	1,648	1,340	2,988
Digital assets payable	14,155	—	14,155
Net cash provided by operating activities	$1,777	$—	$1,777

The restatement did not change the total net cash provided by (used in) operating, investing, or financing activities for the fiscal year ended December 28, 2024.

Note 24: Subsequent events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to disclosures in its consolidated financial statements other than as discussed below:

Master Loan and Security Agreement with WLFI

On January 29, 2026, the Company and its wholly owned subsidiary, ALT5 Digital Holdings, Inc. (“ALT5 Digital”), entered into a Master Loan and Security Agreement with World Liberty Financial LLC (“WLFI”), providing for a secured, non-recourse loan facility in the aggregate principal amount of $15 million. The loan bears interest at 4.50% per annum, payable annually in advance, and matures 24 months from the initial closing date. As collateral, ALT5 Digital pledged WLFI tokens with a loan-to-value ratio of 65%.

On January 29, 2026, ALT5 Digital drew the full $15 million and received net proceeds of approximately $14.2 million after prepayment of interest and reimbursement of lender expenses. The Company intends to use the proceeds for a stock repurchase program, purchases of WLFI tokens, and general corporate purposes.

As previously disclosed, the Company owns approximately 7.3 billion WLFI tokens, and WLFI holds 1,000,000 shares of the Company’s Common Stock and certain warrants. Zachary Witkoff, Chairman of the Company’s Board, is the Chief Executive Officer and Co-Founder of WLFI, and Zachary Folkman, a member of the Board, is a Co-Founder of WLFI.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 27, 2025, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.

Despite the identified material weaknesses, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. LJ Soldinger Associates, LLC, the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 27, 2025. They were not engaged to perform, and did not perform, an audit of internal control over financial reporting. This material weakness has no impact on our consolidated financial statements in prior years.

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of December 27, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of December 27, 2025. Management noted the following deficiencies that management believes to be material weaknesses:

●	The Company does not have a properly documented internal control system in accordance with the requirements of the Committee on Sponsoring Organizations (“COSO”) or some similarly appropriate internal control methodology or formal documentation of the Company’s systems of internal control. This control deficiency contributed to errors that necessitated a restatement of the Company’s 2024 consolidated financial statements and represents a material weakness in internal control over financial reporting.

●	The Company did not properly apply ASC 820 in valuing certain equity instruments issued as consideration in a business combination. The Company recorded and adjustment to correct the error.

In response to the above identified weaknesses in our internal control over financial reporting, we plan to improve the documentation of our internal control policies and procedures and develop an internal testing plan to document our evaluation of effectiveness of the internal controls. We expect to conclude these remediation initiatives during the fiscal year ended December 26, 2026. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

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

●	The Company improperly recorded an adjustment that duplicated certain fees and overstated revenue. The Company recorded an adjustment to correct the error.

●	The Company used an incorrect grant-date fair value in measuring certain equity awards. The amount of the misstatement was not material.

●	The Company did not appropriately record certain qualifying equity issuance costs as a reduction of equity and instead recognized them in the income statement. The amount of the resulting misstatement was not material.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15and 15d-15 of the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company and their ages as of December 27, 2025, are as follows:

Name	Age	Director Since	Position
Zachary Witkoff	32	2025	Chairman of the Board
Tony Isaac	71	2015	Acting Chief Executive Officer, Director and President
Zachary Folkman	40	2025	Director
Nael Hajjar	41	2018	Director
John Bitar	62	2020	Director
Dr. Adel Elmessiry, Ph.D.	54	2026	Director
Tim Stanley	59	2026	Director

Zachary Witkoff has been the Chairman of our Board since August 2025. He is a Co-founder and Chief Executive Officer of World Liberty Financial, Inc. (“WLFI”), where he has been instrumental in building the USD1 stablecoin. Mr. Witkoff has served as President of Witkoff Capital, a privately-held, global family office and investment firm headquartered in Miami, since January 2020. Mr. Witkoff graduated magna cum laude from the University of Miami’s Herbert Business School and earned his Bachelor of Business Administration with a focus on finance and economics. We believe that Mr. Witkoff brings to our Board significant business experience, especially with respect to cryptocurrency and the current direction of the Company.

Tony Isaac has been one of our directors since May 2015, served as our President since May 2015, and served as our Chief Executive Officer from May 2016 until August 2024 and as our acting Chief Executive Officer from November 21, 2025; he also became our Corporate Secretary in 2021. He served as our Interim Chief Executive Officer from February 2016 until May 2016. Mr. Isaac has served as Financial Planning and Strategist/Economist of Live Ventures Incorporated (“Live Ventures”) (Nasdaq:LIVE), a holding company for diversified businesses, since July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac has served as a director of Live Ventures since December 2011. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics. We believe that Mr. Isaac brings to our Board significant investment and financial expertise and public board experience.

Zachary Folkman has been one of our directors since August 2025. Mr. Folkman is a Co-founder of WLFI and has served as a director since its inception in September 2024. From 2019 to the present, Mr. Folkman has served as Managing Director of Axiom Management Group. Mr. Folkman graduated from New York Law School in 2010 and has been involved in the digital asset space since 2016. We believe that Mr. Folkman brings to our Board significant business experience, especially with respect to cryptocurrency and the current direction of the Company.

Nael Hajjar has been one of our directors since August 2018. Mr. Hajjar is an economist, data analyst, and certified Project Management Professional, with extensive experience in public opinion research, information management, and national accounting. He was previously the Unit Head for the Annual Wholesale Trade Survey in Statistics Canada’s Manufacturing and Wholesale Trade Division. From March 2011 through May 2016, Mr. Hajjar was a Senior Analyst — Economist of Statistics Canada’s Producer Prices Division, where he developed Canada’s first ever Investment Banking Services Price Index while leading the development of a variety of Financial Services Price Index development projects. Mr. Hajjar holds a Bachelor of Social Science, Honors in Economics (2006), and Bachelor of Commerce, Option in Finance (2008), both from the University of Ottawa. We believe that Mr. Hajjar brings to our Board extensive experience in research and analysis of financial statistics, economics, and business practices in a variety of industries, including manufacturing, logging, Wholesale Trade, and financial services.

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

Dr. Adel Elmessiry, Ph.D. has been one of our directors since January of 2026. Since August of 2020, when he co-founded AlphaFin, a financial technology company focused on decentralized and blockchain-powered financial systems, Dr. Elmessiry has served as its President and Chief Technology Officer. From August of 2020 to March of 2021, he also served as its Chief Executive Officer, where, in all of those roles, he helped establish the company’s strategic and technical foundations. Since January 2025, Dr. Elmessiry has also served as Technical Co-Founder of Lussa, a technology venture based in the Nashville area. In addition, since January 2024, he has served as a Board Member of the Nashville Entrepreneur Center, a nonprofit organization supporting startup and entrepreneurial development. Dr. Elmessiry is the Founder of WebDBTech, a technology architecture and development firm, a role he has held continuously since 2000, providing advisory and development services across Web3, enterprise software, and data-driven systems. From June 2016 to October 2020, Dr. Elmessiry served as Chief Technology Officer of Utilize Health, where he led technology strategy, product development, cybersecurity initiatives, and HIPAA-compliant system architecture. His earlier executive experience includes serving as Associate Vice President at HealthTrust Purchasing Group from November 2014 to April 2016, following the acquisition of InVivoLink, where he had served as Chief Technology Officer. Dr. Elmessiry holds a Ph.D. in Computer Science and a Master’s degree in Computer Engineering from North Carolina State University. We believe Dr. Elmessiry’s experience in technology leadership, fintech, blockchain systems, and governance, together with his service on nonprofit and advisory boards, provides him with qualifications to serve as a director.

Tim Stanley has been one of our directors since January 2026. Mr. Stanley brings more than three decades of senior executive leadership, public-company board experience, and strategic oversight across technology, healthcare, gaming, travel, and enterprise software industries. Mr. Stanley is the Founder and Managing Partner of Tekexecs LLC, an advisory and investment firm he founded in 2009. In 2016 he founded Carepoynt, LLC, a healthcare and wellness CRM and rewards platform, where, until 2025, he served as Chairman and Chief Executive Officer. Previously, Mr. Stanley served as Senior Vice President of Enterprise Strategy, Innovation, and Industries at Salesforce, Inc. from 2010-2014, where he led enterprise strategy, innovation initiatives, and CXO advisory programs supporting large-scale global customers and materially contributing to significant enterprise revenue growth. Prior to Salesforce, he served as Senior Vice President of Innovation, Gaming, and Technology at Caesars Entertainment, Inc., where he led technology, CRM, and innovation functions and played a key role in the company’s public-company operations and subsequent $30 billion privatization transaction. Earlier in his career, Mr. Stanley was a founding executive at JetBlue Airways Corporation, served in senior roles at Intel Corporation and Kimberly-Clark Corporation, and began his career as an officer in the United States Air Force. Mr. Stanley has extensive public-company board experience, having served on the boards of Support.com, Inc. (NASDAQ:SPRT) from 2016 to 2017 and Multimedia Games Holding Company (NASDAQ: MGAM) from 2010 to 2013, where he was a member of the audit committee and other key committees. He has also served as a director, advisor, or investor to numerous private and venture-backed companies across the technology, healthcare, and fintech sectors. Mr. Stanley holds an MBA in International Business and Management of Technology from the Thunderbird School of Global Management at Arizona State University and a Bachelor of Science in Engineering from the University of Washington. He has completed the Board of Directors College at Stanford University Law School and the Innovation, Entrepreneurship, and Business Development Executive Program at the Stanford University Graduate School of Business and has served as Course Creator, Lecturer, and Speaker for the MBA/Executive Education/Innovation Program at the University of California, Irvine’s Merage School of Business, among other institutions. We believe Mr. Stanley is qualified to serve as a director and as Chair of the Audit Committee due to his extensive public-company board experience, operational leadership at large-scale enterprises, familiarity with financial reporting and internal controls, and background overseeing complex technology-driven organizations.

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

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 27, 2025, all of its officers, directors and 10% stockholders complied with all Section 16(a) timely filing requirements.

Code of Ethics

Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer, President, and Chief Financial Officer) and other of our senior executives and employees in accordance with applicable rules and regulations of Nasdaq and the SEC. A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Corporate Secretary, ALT5 Sigma Corporation, 8548 Rozita Lee Avenue, Suite 305, Las Vegas, Nevada 89113. The code of ethics is also posted on our website at https://www.alt5sigma.com under “Investors — Governance — Governance Documents.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on our website at the address and location specified above and, to the extent required by the listing standards of The Nasdaq Capital Market, by filing a Current Report on Form 8-K with the SEC disclosing such information

Audit Committee

The Audit Committee (our “Audit Committee”) of our Board is comprised entirely of non-employee directors. During fiscal 2025, the members of our Audit Committee included Messrs. Butler (Chair), Bitar, and Hajjar. Following Mr. Butler’s passing and subsequent Board changes, Mr. David Danziger served as Chair of the Audit Committee from July 2025 until his resignation in November 2025. As of the date of this Annual Report, the Audit Committee consists of Messrs. Stanley (chair), Bitar, and Hajjar. Each individual who served on the Audit Committee was an “independent” director as defined under Nasdaq rules during his service on that Committee. Our Audit Committee is responsible for selecting and approving our independent auditors, for relations with the independent auditors, for review of internal auditing functions (whether formal or informal) and internal controls, and for review of financial reporting policies to assure full disclosure of financial condition. Our Audit Committee operates under a written charter adopted by our Board, which is posted on our website at ir.alt5sigma.com/Governance-Documents.

On December 3, 2025, the Company received a notice from Nasdaq, notifying the Company that, as a result of the resignation of certain directors, the Company was not in compliance with the requirements under Nasdaq Listing Rule 5605 (the “Corporate Governance Requirements”), specifically Nasdaq Listing Rule 5605(c), which requires, among other things, that the Company have an Audit Committee that has at least three members, each of whom must (i) be an independent, (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act, (iii) not have participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) be able to read and understand fundamental financial statements. Additionally, the Corporate Governance Requirements provide that at least one member of the Audit Committee must have had past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.

In accordance with the Corporate Governance Requirements, the Company is entitled to a cure period to regain compliance, which cure period would have expired at the earlier of its next annual meeting of stockholders (February 27, 2026) or November 25, 2026. The Company’s appointment of Tim Stanley as a director and to the Audit Committee in January 2026 resulted in the Company regaining compliance with such Nasdaq requirement.

Compensation Committee

The Compensation Committee (our “Compensation Committee”) of our Board is comprised entirely of non-employee directors. During fiscal 2025, the members of our Compensation Committee included Messrs. Butler (Chair) and Hajjar. Following Mr. Butler’s passing, the Compensation Committee consisted of Messrs. Hajjar and Bitar and, for a portion of the year, Mr. Danziger. Each such member was an “independent” director as defined under Nasdaq rules. Our Compensation Committee is responsible for review and approval of officer salaries and other compensation and benefits programs and determination of officer bonuses. Annual compensation for our executive officers, other than our Chief Executive Officer, is recommended by our Chief Executive Officer and approved by our Compensation Committee. The annual compensation for our Chief Executive Officer is recommended by our Compensation Committee and formally approved by our full Board. Our Compensation Committee may approve grants of equity awards under our stock compensation plans. Our Compensation Committee operates under a written charter adopted by our Board in March 2011, which is posted on our website at ir.alt5sigma.com/Governance-Documents.

In the performance of its duties, our Compensation Committee may select independent compensation consultants to advise the committee when appropriate. No compensation consultant played a role in the executive officer and director compensation for fiscal 2024 or fiscal 2025. In addition, our Compensation Committee may delegate authority to subcommittees where appropriate. Our Compensation Committee may separately meet with management if deemed necessary and appropriate.

Governance Committee

The Nominating and Corporate Governance Committee (our “Governance Committee”) is comprised entirely of non-employee directors. During fiscal 2025, the members of our Governance Committee included Messrs. Butler and Bitar and, for a portion of the year, Mr. Danziger. Following Mr. Butler’s passing and Mr. Danziger’s resignation, the Governance Committee consists of Messrs. Bitar and Hajjar. The primary purpose of our Governance Committee is to ensure an appropriate and effective role for our Board in our governance. The principal recurring duties and responsibilities of our Governance Committee include (i) making recommendations to our Board regarding the size and composition of our Board, (ii) identifying and recommending to our Board candidates for election as directors, (iii) reviewing our Board’s committee structure, composition, and membership and recommending to our Board candidates for appointment as members of our Board’s standing committees, (iv) reviewing and recommending to our Board corporate governance policies and procedures, (v) reviewing our Code of Business Ethics and Conduct and compliance therewith, and (vi) ensuring that emergency succession planning occurs for the positions of Chief Executive Officer, other key management positions, our Board chairperson and Board members. Our Governance Committee operates under a written charter adopted by our Board, which is posted on our website at ir.alt5sigma.com/Governance-Documents.

Our Governance Committee will consider director candidates recommended by stockholders. The criteria applied by our Governance Committee in the selection of director candidates is the same whether the candidate was recommended by a Board member, an executive officer, a stockholder, or a third party, and, accordingly, our Governance Committee has not deemed it necessary to adopt a formal policy regarding consideration of candidates recommended by stockholders. Stockholders wishing to recommend candidates for Board membership should submit the recommendations in writing to our Secretary.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for fiscal years ended December 27, 2025 and December 28, 2024, earned by each person who served as Chief Executive Officer during fiscal 2025, and our other most highly compensated executive officer who held office as of December 27, 2025 (“named executive officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	All Other Compensation ($) (2)	Total ($)
Peter Tassiopoulos (1)(2)(3)	2025	402,500	—	—		—	402,500
Former Chief Executive Officer	2024	—	—	928,000		140,000	1,068,000
Tony Isaac (4)(5)	2025	316,641	—	1,483,400	—	—	1,800,041
Acting Chief Executive Officer and President	2024	450,459	250,000	—	—	—	700,459
Virland A. Johnson (5)	2025	107,019	—	232,750	—	—	339,769
Former Chief Financial Officer	2024	87,692	—	—	—	—	87,692

(1)	On August 28, 2024, as an inducement grant, the Compensation Committee granted Mr. Tassiopoulos 400,000 RSUs, which vested immediately. The per-share pricing of the underlying shares of our Common Stock was $2.32.

(2)	In lieu of a salary, Mr. Tassiopoulos was paid a consulting fee for the period beginning on August 28, 2024 and ending on December 28, 2024.

(3)	In connection with a Separation Agreement and Mutual Release of Claims, Mr. Tassiopoulos ceased being our Chief Executive Officer effective December 15, 2025.

(4)	On August 19, 2024, the Compensation Committee granted Mr. Isaac 106,000 RSUs, which vested immediately. The per-share pricing of the underlying shares of our Common Stock was $2.92. On September 28, 2024, the Compensation Committee granted Mr. Isaac 244,000 RSUs, which vested immediately. The per-share pricing of the underlying shares of our Common Stock was $1.77. On November 15, 2024, the Compensation Committee granted Mr. Isaac 350,000 RSUs, which vested immediately. The per-share pricing of the underlying shares of our Common Stock was $2.12.

(5)	Mr. Johnson resigned as our Chief Financial Officer, effective August 12, 2025.

Outstanding Equity Awards at December 27, 2025

The following table provides a summary of stock options outstanding for our Named Executive Officers at December 27, 2025:

Name	Number of Securities Underlying Unexercised Options (in shares) exercisable		Number of Securities Underlying Unexercised Options (in shares) unexercisable	Option Exercise Price ($)	Option Expiration Date
Peter Tassiopoulos	—		—	$—	—
Tony Isaac	2,000	(1)	—	$9.90	5/18/2025(2)
Virland A. Johnson	—		—	$—	—

(1) All options are fully vested.

(2) As of May 18, 2025, Mr. Isaac’s 2,000 stock options were unexercised and expired of their own terms.

Equity Incentive Plans

We use stock options, restricted stock awards, and restricted stock units to attract and retain executives, directors, consultants, and key employees. Stock options are currently outstanding under the 2011 Plan and the 2016 Plan, and restricted stock units are outstanding under the 2023 Plan. Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by our Board in November 2024 and approved by the stockholders at the 2024 Annual Meeting of stockholders. Under the 2024 Plan, the maximum aggregate number of shares that may be subject to or delivered under Awards granted under the Plan is 2.8 million shares of our Common Stock. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. Our 2023 Equity Incentive Plan (the “2023 Plan”) was adopted by our Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of stockholders. Under the 2023 Plan, the maximum aggregate number of shares that may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. Our 2016 Stock Compensation Plan (the “2016 Plan”) was adopted by our Board in October 2016 and approved by the stockholders at the 2016 Annual Meeting of Stockholders. Under the Plan, we reserved an aggregate of 400,000 shares of our Common Stock for option grants. Our 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by our Board in March 2011 and approved by our stockholders at the 2011 Annual Meeting of Stockholders. The 2011 Plan expired on December 29, 2016, but options granted under the 2011 Plan before it expired will continue to be exercisable in accordance with their terms. As of December 27, 2025, options to purchase an aggregate of up to 20,000 shares of our Common Stock were outstanding under the 2016 Plan. As of December 27, 2025, 1.7 million in RSUs, or 1.3 million underlying shares of our Common Stock, were outstanding. The Plans are administered by our Compensation Committee or our full Board, acting as the Committee.

Compensation of Non-Employee Directors

We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend fulfilling their duties to the Company, as well as the skill level that we require of members of our Board.

The table below presents cash and non-cash compensation paid to non-employee directors during the 2025 fiscal year.

Non-Management Director Compensation for Fiscal Year Ended December 27, 2025

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Award ($)	All Other Compensation ($)	Total ($)
John Bitar (1)	16,500	—	93,100	—	109,600
Richard D. Butler, Jr. (1)	15,000	—	93,100	—	108,100
Nael Hajjar (1)	13,200	—	93,100	—	106,300
David Danziger (2)	—	—	78,800	—	78,800
Zachary Witkoff	—	—	—	—	—
Zachary Folkman	—	—	—	—	—

(1)	Messrs. Bitar, Butler, Jr., and Hajjar were each granted 10,000 RSUs during the year ended December 27, 2025, with a grant-date fair value of $93,100.

(2)	Mr. Danziger was granted 10,000 restricted stock units during the year ended December 27, 2025, with a grant-date fair value of $78,800. He resigned from the Board of Directors effective November 25, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of April 9, 2026 the beneficial ownership of Common Stock by each of the Company’s directors, each of the named executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5.0% or more of the Company’s voting securities.

Information with respect to beneficial ownership is based on a review of our corporate and stock transfer records and on Schedules 13G and 13G/A that have been filed with the SEC by or on behalf of the stockholders listed below. Except as indicated by the footnotes below, we believe, based on the information available to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws

Percentage of beneficial ownership is calculated based on 127,166,254 shares of Common Stock outstanding on April 9, 2026. We have determined beneficial ownership in accordance with SEC rules. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of Common Stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 9, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except otherwise indicated in the footnotes below, the address of each beneficial owner listed in the table is ALT5 Sigma Corporation, 8548 Rozita Lee Avenue, Suite 305, Las Vegas, Nevada 89113.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned	Percent of Total Voting Power (1)
Executive Officers & Directors:
Tony Isaac (2)	Acting Chief Executive Officer, President and Secretary	244,000	*	*
Steven M. Plumb (3)	Chief Financial Officer	—	*	*
John Bitar (4)	Director	12,000	*	*
Nael Hajjar (5)	Director	10,000	*	*
Zachary Witkoff (6)	Chairman of the Board	—	*	*
Zachary Folkman (7)	Director	—	*	*
Dr. Adel Elmessiry, Ph.D.	Director	—	*	*
Tim Stanley	Director	—	*	*
All Executive Officers and Directors as a group (8 individuals):		266,000	*	*
Other 5% Beneficial Owners:
CRCM LP (8)		8,970,883	8.60%	8.55%

*	Indicates ownership of less than 1% of the outstanding shares

(1)	Includes 774,792 shares of Voting Preferred Stock (i.e., Series B Preferred Stock, Series I Preferred Stock, Series Q Preferred Stock, and Series S Preferred Stock).

(2)	Consists of 244,000 shares of Common Stock.

(3)	Does not include any of the RSUs that were granted to Mr. Plumb in connection with his Employment Agreement, as none of them will vest during the 60-day period after April 9, 2026.

(4)	Consists of 12,000 shares of Common Stock.

(5)	Consists of 10,000 shares of Common Stock.

(6)	Zachary Witkoff is one of three members of the Board of Managers of WLF Holdco LLC (“Holdco”), the sole member of WLFI, who share voting and dispositive power with respect to securities held of record by WLFI, as nominee. No individual manager has the individual authority to vote or dispose of such securities, and each such manager disclaims beneficial ownership of such securities. Notwithstanding, WLFI is the record owner of 1,000,000 shares of Common Stock and the owner of 99,000,000 pre-funded warrants, each for the purchase of one share of Common Stock, subject to a 4.99% “blocker” of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the shares of Common Stock underlying the pre-funded warrants. Further, WLFI was granted warrants to purchase up to 20 million shares of our Common Stock at a purchase price of $7.50 for up to 8 million shares, $8.25 for up to 4 million shares, $9.00 for up to 4 million shares, and $9.75 for up to 4 million shares, which warrants are subject to an analogous 4.99% “blocker”.

(7)	Zachary Folkman is one of three members of the Board of Managers of Holdco, the sole member of WLFI, who share voting and dispositive power with respect to securities held of record by WLFI, as nominee. No individual manager has the individual authority to vote or dispose of such securities, and each such manager disclaims beneficial ownership of such securities. Notwithstanding, WLFI is the record owner of 1,000,000 shares of Common Stock and the owner of 99,000,000 pre-funded warrants, each for the purchase of one share of Common Stock, subject to a 4.99% “blocker” of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of the shares of Common Stock underlying the pre-funded warrants. Further, WLFI was granted warrants to purchase up to 20 million shares of our Common Stock at a purchase price of $7.50 for up to 8 million shares, $8.25 for up to 4 million shares, $9.00 for up to 4 million shares, and $9.75 for up to 4 million shares, which warrants are subject to an analogous 4.99% “blocker”.

(8)	Based solely on the Schedule 13G/A filed with the SEC on February 12, 2026, reporting beneficial ownership as of December 31, 2025. CRCM LP has shared voting and dispositive power with respect to 10,941,280 shares of Common Stock; CRCM LLC has shared voting and dispositive power with respect to 10,941,280 shares of Common Stock; CRCM Institutional Master Fund (BVI), Ltd. has shared voting and dispositive power with respect to 6,770,000 shares of Common Stock; CRCM B SPV, LP has shared voting and dispositive power with respect to 3,720,847 shares of Common Stock; CRCM Fintech Fund, LP has shared voting and dispositive power with respect to 333,153 shares of Common Stock; and Chun R. Ding has shared voting and dispositive power with respect to 10,941,280 shares of Common Stock. The principal business address of the Reporting Persons is 475 Sansome Street, Suite 730, San Francisco, California 94111.

Beneficial Ownership of Series S Preferred Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Outstanding Series S Preferred (2)
Amol Soin, MD (3)	100,000	100%

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2)	Applicable percentage of ownership is based on 100,000 shares of Series S Preferred Stock outstanding as of April 9, 2026. As of this date, Dr. Soin has not converted any of his shares of Series S Preferred Stock into shares of our Common Stock and is precluded from any such conversions due to certain contractual restrictions and other temporal and FDA restrictions set forth in the Certificate of Designation for the Series S Preferred Stock.

(3)	The business address for Dr. Soin with respect to the shares of Series S Preferred Stock is c/o ALT5 Sigma Corporation, 8548 Rozita Lee Ave, Suite 305, Las Vegas, Nevada 89113. Under the Amended and Restated Certificate of Designation of our Series S Preferred Stock, Dr. Soin is restricted to a beneficial ownership limit of 4.99% of our then outstanding Common Stock. Separate from this limitation, as of the Record Date, Dr. Soin could not convert any shares of his Series S Preferred Stock due to certain contractual restrictions and other temporal and FDA restrictions set forth in the Certificate of Designation for the Series S Preferred Stock. Separate from such restrictions, as of April 9, 2026, Dr. Soin could convert his shares of Series S Preferred Stock into 16,265,000 shares of our Common Stock, which would result in his reporting beneficial ownership of 11.4% in the “Percent of Outstanding Common” in the Common Stock chart, above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

There are no family relationships among any of the directors or executive officers of the Company. During fiscal 2025, the composition of our Board changed as a result of director departures and appointments, including the passing of Mr. Richard Butler, the appointment of Mr. David Danziger in July 2025, and Mr. Danziger’s resignation in November 2025. Of the current directors, Messrs. Bitar, Hajjar, and Stanley and Dr. Elmessiry are “independent” directors, as defined under the rules of The Nasdaq Stock Market (“Nasdaq”), and have each been determined by our Board to satisfy the applicable Nasdaq independence requirements.

As a result of the director departures described above and subsequent changes in Board composition, our Board did not consist of a majority of independent directors as required by Nasdaq Listing Rule 5605(b); however, due to the recent appointments of Dr. Elmessiry and Mr. Stanley, the Company has regained compliance with the Nasdaq majority-independence requirement within the applicable cure period.

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

Shared Services

Tony Isaac, the Company’s President and acting Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of ICG. Tony Isaac is a member of the Board of Directors of Live Ventures. The Company also shares rent and certain executive, accounting, and legal services with Live Ventures. In November 2025, Live Ventures relocated its facilities, and the Company concurrently relocated to the new facility pursuant to its existing sublease arrangement with Live Ventures. The Company pays $25,000 per month (or approximately half of the rent charged to Live Ventures at its new facility). Total rent paid and shared-services costs were approximately $216,000 and $144,000 for fiscal years ending December 27, 2025 and December 28, 2024, respectively.

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

Short-Term Advances

On May 28, 2024 and June 3, 2024, Novalk made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. Juan Yunis, an employee of Live Ventures, is the managing member of Novalk. The advances bears interest at a rate of 10% per annum until repaid. As of December 27, 2025, the principal amount outstanding was $—.

WLFI Loan Agreement

On January 29, 2026, we, through our indirect, wholly-owned subsidiary, ALT5 Digital Holdings, Inc. (“ALT5 Digital” or the “Borrower”), entered into a Master Loan and Security Agreement (the “Loan Agreement”) with WLFI. Zachary Witkoff, Chairman of our Board, is the Chief Executive Officer and Co-Founder of WLFI, and Zachary Folkman, a member of our Board, is the Co-Founder of WLFI.

The Loan Agreement provides for collateralized loans in the aggregate principal amount of $15 million. Pursuant to the Loan Agreement, the loan will accrue interest at a rate of 4.50% per annum, payable annually in advance beginning on the applicable closing date. The principal amount and any accrued but unpaid interest under the loan are due on the maturity date, which is 24 months from the closing date of the initial loan under the Loan Agreement. The Loan Agreement is a secured, non-recourse facility to the Borrower or us. As security for the obligations under the loan, we granted WLFI a security interest in, and transferred legal title and custody of, $WLFI tokens owned by the Borrower (the “Collateral”). The loan-to-value ratio is 65% of the pledged Collateral, which, for a $15 million loan, would consist of approximately $23 million in value of free-trading, unrestricted WLFI tokens. There are no origination, management, or prepayment fees, although the Borrower is responsible for WLFI’s expenses. Events of default include, among others, failure to pay interest when due, failure to satisfy margin top-up requirements after a margin call, breaches of covenants or representations that remain uncured after notice and certain insolvency events. Following an event of default, the entirety of the Collateral for the loan will be forfeited to WLFI.

The Loan Agreement includes customary representations, warranties, covenants, risk disclosures relating to digital asset collateral, and other terms and conditions customary for transactions of this type, including provisions regarding public disclosure, successor and assignment rights, modification and waiver, notices, and interpretation. The governing law for the Loan Agreement and related documents (other than UCC matters) is the law of the State of Delaware, and disputes are subject to binding arbitration administered by the International Centre for Dispute Resolution seated in Miami, Florida.

On January 29, 2026, the Borrower drew down the entire $15 million under the Loan Agreement in one tranche and received net proceeds of approximately $14.2 million, after prepaying interest and reimbursing WLFI for its expenses. The intended use of proceeds is to pursue a stock buyback program as approved by our Board, to purchase $WLFI tokens, and for general corporate purposes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All non-audit services for the fiscal years ended December 27, 2025, and December 28, 2024 that are listed below were pre-approved.

Audit Fees: Audit fees include fees for the audit of the Corporation’s consolidated financial statements and interim reviews of the Corporation’s quarterly financial statements, comfort letters, consents and other services related to Securities and Exchange Commission matters.

Audit-Related Fees: Audit-related fees primarily include fees for certain audits of subsidiaries not required for purposes of Hudgens CPA, PLLC (“Hudgens”) audit of the Corporation’s consolidated financial statements or for any other statutory or regulatory requirements, and consultations on various other accounting and reporting matters

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm Hudgens:

Description	December 27, 2025	December 28, 2024
Audit fees	$90,489	$104,988
Audit-related Fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$90,489	$104,988

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements

See Index to Financial Statements under Item 8 of this report.

2.	Financial Statement Schedules

None.

3.	Exhibits

See Index to Exhibits

ITEM 16. FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Amendment to the Bylaws of ALT5 Sigma Corporation.	8-K	001-19621	3.1	8/25/2025

3.2	Articles of Conversion.	8-K	001-19621	3.1	3/13/2018

3.22	Certificate of Amendment to Articles of Incorporation of ALT5 Sigma Corporation, dated October 17, 2025.	10-Q	001-19621	3.22	1/12/2026

3.3	Articles of Conversion.	8-K	001-19621	3.2	3/13/2018

3.4	Certificate of Correction to Articles of Incorporation.	10-Q	001-19621	3.1	6/30/2018

3.5	Certificate of Change.	8-K	001-19621	3.1	4/22/2019

3.6	Certificate of Correction to Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	001-19621	3.7	6/24/2019

3.7	Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of Appliance Recycling Centers of America, Inc.	8-K	001-19621	3.8	6/24/2019

3.8(a)	Amended and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated October 1, 2020.	8-K	001-19621	3.8(a)	10/2/2020

3.8(b)	Second Amendment and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated April 13, 2021.	8-K	001-19621	3.8(b)	4/16/2021

3.9	Articles of Incorporation of JanOne Inc. (the Name Change Subsidiary), filed with the Secretary of State of the State of Nevada on September 6, 2019.	8-K	001-19621	3.9	9/13/2019

3.10	Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State for the State of Nevada on November 5, 2020.	10-Q	001-19621	3.9	11/10/2020

3.11	Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed with the Secretary of State of the State of Nevada on September 9, 2019, and effective on September 10, 2019.	8-K	001-19621	3.10	9/13/2019

3.12	Bylaws of Appliance Recycling Centers of America, Inc.	8-K	001-19621	3.4	3/13/2018

3.13	First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	001-19621	3.1	12/31/2018

3.14	Certificate of Designation of the Rights, Preferences, and Limitations of Series S Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on December 28, 2022.	10-K	001-19621	3.14	4/17/2023

3.16	Certificate of Merger of Domestic Corporations filed with the Secretary of State of the State of Delaware on May 15, 2024.	8-K	001-19621	3.16	5/21/2024

3.17	Certificate of Designation of the Rights, Privileges, Preferences, and Limitations of the Series B Preferred Stock, filed with the Secretary of State of the State of Nevada on May 14, 2024.	8-K	001-19621	3.17	5/21/2024

3.18	Certificate of Designation of the Rights, Privileges, Preferences, and Limitations of the Series M Preferred Stock, filed with the Secretary of State of the State of Nevada on May 14, 2024.	8-K	001-19621	3.18	5/21/2024

3.19	Articles of Incorporation of ALT5 Sigma Corporation (the Name Change Subsidiary), filed with the Secretary of State for the State of Nevada on July 10, 2024.	8-K	001-19621	3.19	7/17/2024

3.20	Articles of Merger for ALT5 Sigma Corporation with and into JanOne Inc., filed with the Secretary of State for the State of Nevada on July 11, 2024, and effective on July 15, 2024.	8-K	001-19621	3.20	7/17/2024

3.21	Certificate of Designation of the Rights, Preferences, and Limitations of Series Q Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on November 8, 2024.	8-K	001-19621	3.21	7/17/2024

4.1	Description of Our Securities.	10-K	001-19621	4.1	4/17/2023

4.2	Specimen Stock Certificate.	10-Q	001-19621	4.2	11/10/2020

4.3	Amended Certification of Stock Designation of Series Q Convertible Preferred Stock.	8-K	001-19621	4.3	8/11/2025

4.4	Form of Warrant, dated August 22, 2023.	8-K	001-19621	4.4	8/23/2023

4.5	Form of Placement Agent Warrant, dated August 22, 2023.	8-K	001-19621	4.5	8/23/2023

4.6	Form of Placement Agent Warrant (filed as Exhibit 4.1).	8-K	001-19621	4.1	8/11/2025

4.7	Form of PIPE Pre-Funded Warrant (filed as Exhibit 4.2).	8-K	001-19621	4.2	8/11/2025

4.8	Amended Certification of Stock Designation of Series B Preferred Stock (filed as Exhibit 4.4).	8-K	001-19621	4.4	8/11/2025

4.9	Amended Certification of Stock Designation of Series I Convertible Preferred Stock (filed as Exhibit 4.5).	8-K	001-19621	4.5	8/11/2025

4.10	Lead Investor Common Stock Warrants (filed as Exhibit 4.6).	8-K	001-19621	4.6	8/11/2025

10.1	×	Patent and Know How License Agreement dated November 19, 2019, by and among JanOne Inc., and UAB Research Foundation, TheraVasc, Inc., and the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, acting on behalf of LSU Health Sciences Center at Shreveport.	8-K	001-19621	10.1	11/25/2019

10.2	×	Master Agreement for Development, Manufacturing and Supply Services dated February 5, 2020 by and between JanOne Inc. and CoreRx Inc.	8-K	001-19621	10.1	2/7/2020

10.10		Secured Revolving Line of Credit Promissory Note.	8-K	001-19621	10.1	8/30/2019

10.11		Amendment to Secured Line of Credit Promissory Note dated August 25, 2020 between ARCA Recycling, Inc. and Isaac Capital Group, LLC.	10-Q	001-19621	10.2	11/10/2020

10.12		Second Amendment and Waiver to Secured Line of Credit Promissory Note dated March 30, 2021 between ARCA Recycling, Inc. and Isaac Capital Group, LLC.	10-K	001-19621	10.12	3/30/2021

10.13		Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company.	10-Q	001-19621	10.1	11/15/2016

10.17	*	2011 Stock Compensation Plan.	DEF 14A	001-19621		3/31/2011

10.18	*	2016 Equity Incentive Plan	10-K	001-19621	10.3	12/31/2016

10.19	*	First Amendment to the JanOne Inc. 2016 Equity Incentive Plan.	DEF 14A	001-19621		10/2/2020

10.20	*×	Master Equipment Finance Agreement dated as of March 25, 2021 between KLC Financial, Inc. and ARCA Recycling, Inc.	10-K	001-19621	10.2	3/30/2021

10.22		Second Amendment and Waiver to Secured Line of Credit Promissory Note dated March 30, 2021 between ARCA Recycling, Inc. and Isaac Capital Group, LLC.	10-K	001-19621	10.12	3/30/2021

10.24		Addendum to Master Equipment Finance Agreement dated as of April 14, 2021 between KLC Financial, LLC and ARCA Recycling, Inc.	10-Q	001-19621	10.2	5/17/2021

10.27		Third Amendment to Secured Revolving Line of Credit Promissory Note dated March 17, 2022 with Isaac Capital Group, LLC.	10-K	001-19621	10.27	4/17/2023

10.28		Asset Purchase Agreement between JanOne Inc. and SPYR Technologies Inc., dated May 24, 2022.	8-K	001-19621	10.28	5/31/2022

10.29		Promissory Note of SPYR Technologies Inc. in favor of JanOne Inc., dated May 24, 2022.	8-K	001-19621	10.29	5/31/2022

10.92		General Credit and Security Agreement, dated as of September 26, 2022, between Gulf Coast Bank and Trust Company and ARCA.	8-K	001-19621	10/92	9/28/2022

10.93		Guaranty to Gulf Coast Bank and Trust by JanOne Inc., dated as of September 21, 2022.	8-K	001-19621	10.93	9/28/2022

10.94	Debt Subordination Agreement by Isaac Capital Group, dated as of September 21, 2022.	8-K	001-19621	10.94	9/28/2022

10.95	Agreement and Plan of Merger made and entered into as of December 28, 2022, among the registrant, STI Merger Sub Inc., Soin Therapeutics, LLC, and Amol Soin, M.D.	10-K	001-19621	10.95	4/17/2023

10.96	Stock Purchase Agreement between JanOne Inc. and VM7 Corporation, dated as of March 19, 2023 (Filed as Exhibit 10.95)	8-K	001-19621	10.95	3/20/2023

10.97	Stock and Membership Interests Pledge Agreement made by VM7 Corporation and Virland Johnson in favor of JanOne Inc., dated March 19, 2023 (Filed as Exhibit 10.96)	8-K	001-19621	10.96	3/20/2023

10.98	Form of Securities Purchase Agreement dated March 22, 2023.	8-K	001-19621	10.98	3/24/2023

10.99	Form of Securities Purchase Agreement, dated August 18, 2023.	8-K	001-19621	10.99	8/23/2023

10.100	Warrant Purchase Agreement by and between JanOne, Inc. or its assigns and the Investor made effective as of January 12, 2024.	8-K	001-19621	10.100	1/12/2024

10.101	Form of Fourth Amendment to Secured Revolving Line of Credit with Isaac Capital Group LLC, dated February 7, 2024.	8-K	001-19621	10.101	2/9/2024

10.102	Form of First Amendment to Promissory Note with Live Ventures Incorporated, dated February 7, 2024.	8-K	001-19621	10.102	2/9/2024

10.103	Form of Promissory Note in favor of Isaac Capital Group LLC, dated February 7, 2024.	8-K	001-19621	10.103	2/9/2024

10.104	Form of Promissory Note in favor of Live Ventures Incorporated, dated February 7, 2024.	8-K	001-19621	10.104	2/9/2024

10.105	Form of First Amendment to Agreement and Plan of Merger among the registrant, STI Merger Sub Inc., Soin Therapeutics, LLC, and Amol Soin, M.D., dated January 24, 2024.	8-K	001-19621	10.105	2/28/2024

10.106	Form of Promissory Note in favor of Jon Isaac, dated March 4, 2024.	8-K	001-19621	10.106	2/28/2024

10.107	Consulting Agreement with Jon Isaac, dated March 4, 2024.	10-K	001-19621	10.107	4/8/2024

10.108	Form of Securities Purchase Agreement, dated May 1, 2024.	8-K	001-19621	10.108	5/6/2024

10.109	Form of Agreement and Plan of Merger among the issuer, J1 A5 Merger Sub Inc., and Alt 5 Sigma, Inc., dated May 10, 2024.	8-K	001-19621	10.109	5/21/2024

10.110	Form of Unit Purchase Agreement for the “Big Debenture” and “Big Warrant,” dated August 20, 2024.	8-K	001-19621	10.110	8/23/2024

10.111	Form of Non-Convertible Debenture for the “Big Debenture,” dated August 20, 2024.	8-K	001-19621	10.111	8/23/2024

10.112	Form of Common Stock Purchase Warrant for the “Big Warrant,” dated August 20, 2024.	8-K	001-19621	10.112	8/23/2024

10.113	Form of Unit Purchase Agreement for the “Small Debenture” and “Small Warrant,” dated August 20, 2024.	8-K	001-19621	10.113	8/23/2024

10.114	Form of Non-Convertible Debenture for the “Small Debenture”, dated August 20, 2024.	8-K	001-19621	10.114	8/23/2024

10.115	Form of Common Stock Purchase Warrant for the “Small Warrant,” dated August 20, 2024.	8-K	001-19621	10.115	8/23/2024

10.116	Employment Agreement, dated August 26, 2024.	8-K	001-19621	10.116	8/30/2024

10.117	Form of Asset Purchase and Sale Agreement, dated November 8, 2024.	10-Q	001-19621	10.117	11/12/2024

10.118	Non-binding Term Sheet between Alyea Technologies Corporation and Soin Bioscience LLC, dated November 19, 2024.	8-K	001-19621	10.118	11/26/2024

10.119	Asset Purchase and Sale Agreement with Qoden Technologies LLC, dated November 8, 2024.	10-K	001-19621	10.119	3/28/2025

10.120	Form of Securities Purchase Agreement with Mswipe Technologies, Inc., dated May 9, 2025.	10-Q	001-19621	10.120	5/13/2025

10.121	Form of a Promissory Note in favor of Dr. Peter Francis Lue, dated May 9, 2025.	10-Q	001-19621	10.121	5/13/2025

10.122	Form of a Common Stock Purchase Warrant, dated May 9, 2025.	10-Q	001-19621	10.122	5/13/2025

10.123	Form of a Common Stock Purchase Warrant, dated May 9, 2025.	10-Q	001-19621	10.123	5/13/2025

10.124	Form of a Common Stock Purchase Warrant, dated May 9, 2025.	10-Q	001-19621	10.124	5/13/2025

10.125	Form of a Covenant Against Competition, dated May 9, 2025.	10-Q	001-19621	10.125	5/13/2025

10.126	Form of a Promissory Note in favor of Peter Karam, dated May 9, 2025.	10-Q	001-19621	10.126	5/13/2025

10.127	Placement Agent Subsequent Agreement, dated December 30, 2025, between ALT5 Sigma Corporation and Keefe, Bruyette & Woods, Inc.	10-K	001-19621	10.127	1/12/2026

10.128		Placement Agent Subsequent Agreement, dated December 26, 2025, between ALT5 Sigma Corporation and A.G.P./Alliance Global Partners.	10-K	001-19621	10.128	1/12/2026

10.129		Form of Registered Offering Securities Purchase Agreement, dated as of August 11, 2025, between ALT5 Sigma Corporation and each Purchaser (as defined therein) [filed as Exhibit 10.1].	8-K	001-19621	10.1	8/11/2025

10.130		Form of Private Placement Securities Purchase Agreement, dated as of August 11, 2025, between ALT5 Sigma Corporation and each Purchaser (as defined therein) [filed as Exhibit 10.2].	8-K	001-19621	10.2	8/11/2025

10.131		RD Placement Agency Agreement, dated August 11, 2025, between ALT5 Sigma Corporation and A.G.P./Alliance Global Partners (filed as Exhibit 10.3).	8-K	001-19621	10.3	8/11/2025

10.132		PIPE Placement Agency Agreement, dated August 11, 2025, between ALT5 Sigma Corporation and A.G.P./Alliance Global Partners (filed as Exhibit 10.4).	8-K	001-19621	10.4	8/11/2025

10.133		Form of Registration Rights Agreement, dated as of August 11, 2025, between ALT5 Sigma Corporation and each Purchaser (as defined therein) [filed as Exhibit 10.5].	8-K	001-19621	10.5	8/11/2025

10.134		Form of Lock-Up Agreement (filed as Exhibit 10.6).	8-K	001-19621	10.6	8/11/2025

10.135		ATM Sales Agreement, dated August 11, 2025 by and between ALT5 Sigma Corporation and A.G.P./Alliance Global Partners (filed as Exhibit 10.8).	8-K	001-19621	10.8	8/11/2025

10.136		Employment agreement, dated January 21, 2026, by and between ALT5 Sigma Corporation and Steven M. Plumb (filed as Exhibit 10.129).	8-K	001-19621	10.129	1/27/2026

10.137		Master Loan and Security Agreement, dated January 29, 2026 (filed as Exhibit 10.130).	8-K	001-19621	10.130	2/2/2026

21.1	+	List of Subsidiaries of the Registrant

23.1	+	Consent of LJ Soldinger Associates, LLC, Independent Registered Accounting Firm

31.1	+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	+	The following materials from our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*		Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+		Filed herewith.

†		Furnished herewith.
		[For the exhibits that are being incorporated by reference, we need to say what filings they came from and I don’t know that I see that here.]
×		Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 10, 2026	ALT5 SIGMA CORPORATION
(Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Acting Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ Tony Isaac	Acting Chief Executive Officer, President and Secretary	April 10, 2026
Tony Isaac

Principal Financial and Accounting Officer

/s/ Steven M. Plumb	Chief Financial Officer	April 10, 2026
Steven M. Plumb

Directors

/s/ Zachary Witkoff	Chairman of the Board	April 10, 2026
Zachary Witkoff

/s/ Zachary Folkman	Director	April 10, 2026
Zachary Folkman

/s/ Dr. Adel Elmessiry, Ph.D.	Director	April 10, 2026
Dr. Adel Elmessiry, Ph.D.

/s/ John Bitar	Director	April 10, 2026
John Bitar

/s/ Nael Hajjar	Director	April 10, 2026
Nael Hajjar

/s/ Tim Stanley	Director	April 10, 2026
Tim Stanley

