Form 10-K/A
period 2025-12-27
ALT5 Sigma Corp
filed 2026-04-28
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-19621

ALT5 SIGMA CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	41-1454591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8548 Rozita Lee Avenue, Suite 305, Las Vegas, Nevada	89113
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-400-2247

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	ALTS	Nasdaq Capital Market
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

2

INTRODUCTORY STATEMENT

ALT5 Sigma Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 27, 2025 for the purpose of filing its Compensation Recoupment (Clawback) Policy, as Exhibit 97.1. Other than the filing of this replacement exhibit and the dating of this Amendment, there are no changes to that Annual Report.

3

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

3.	Exhibits

See Index to Exhibits

Index to Exhibits

Exhibit No.	Description

97.1+	Compensation Recoupment (Clawback) Policy.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith.

4

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 28, 2026	ALT5 Sigma Corporation
(Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer

/s/ Tony Isaac	Chief Executive Officer and Director	April 28, 2026
Tony Isaac

Principal Financial and Accounting Officer

/s/ Steven M. Plumb	Chief Financial Officer	April 28, 2026
Steven M. Plumb

Directors

/s/ Zachary Witkoff	Chairman of the Board	April 28, 2026
Zachary Witkoff

/s/ Zachary Folkman	Director	April 28, 2026
Zachary Folkman

/s/ Dr. Adel Elmissiry, Ph.D	Director	April 28, 2026
Dr. Adel Elmissiry, Ph.D

/s/ John Bitar	Director	April 28, 2026
John Bitar

/s/ Nael Hajjar	Director	April 28, 2026
Nael Hajjar

/s/ Tim Stanley	Director	April 28, 2026
Tim Stanley

5