Form 10-Q
period 2026-03-28
AI Financial Corp
filed 2026-05-18
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-19621

AI FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	41-1454591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8548 Rozita Lee Ave, Suite 305 Las Vegas, Nevada	89113
(Address of principal executive offices)	(Zip Code)

702-997-5968

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AIFC	The Nasdaq Stock Market LLC
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

As of May 12, 2026, there were 139,836,511 outstanding shares of the registrant’s common stock, with a par value of $0.001.

A1 FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	March 28, 2026	December 27, 2025
	(Unaudited)
Assets
Cash	$10,522	$6,222
Short term investment	5,000	-
Trade and other receivables, net	1,348	2,292
Digital assets receivable	12,512	17,997
Prepaid expenses and other current assets	2,221	2,369
Other current assets	409	381
Current assets from discontinued operations	192	205
Total current assets	32,204	29,466
Property and equipment, net	26	28
Right of use assets	94	102
Intangible assets, net	22,153	23,040
Cryptocurrency assets at fair value	706,362	1,054,663
Deferred income taxes, net	170,583	83,876
Goodwill	12,297	12,297
Other assets from discontinued operations	15,983	15,983
Total assets	$959,702	$1,219,455
Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$3,256	$5,102
Accrued liabilities - other	9,100	8,538
Digital assets payable	20,181	28,693
Convertible debentures	75	563
Operating lease liabilities	22	5
Notes payable	4,869	5,944
Current liabilities from discontinued operations	1,579	2,554
Total current liabilities	39,082	51,399
Notes payable	23,437	8,747
Operating lease liabilities	85	107
Total liabilities	62,604	60,253
Commitments and contingencies (Note 9)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 shares issued and outstanding at March 28, 2026 and December 27, 2025	3,856	3,856
Stockholders’ equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 0 shares issued and outstanding at March 28, 2026 and December 27, 2025	—	—
Preferred stock, series B - par value $0.001 per share, 34,250 authorized, 34,207 shares issued and outstanding at March 28, 2026 and December 27, 2025	717	717
Convertible preferred stock, series I - par value $0.001 per share, 2,000,000 authorized, 12,500 and 17,000 shares issued and outstanding at March 28, 2026 and December 27, 2025	—	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 0 shares issued and outstanding at March 28, 2026 and December 27, 2025	—	—
Preferred stock, series Q - par value $0.001 per share, 2,000,000 authorized, 867,387 and 925,212 shares issued and outstanding at March 28, 2026 and December 27, 2025	725	725
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at March 28, 2026 and December 27, 2025, respectively	7,993	7,993
Convertible preferred stock, series V - par value $0.001 per share, 125,000 authorized, 0 and 5,000 shares issued and outstanding at March 28, 2026 and December 27, 2025, respectively	—	—
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized,127,166,254 and 126,474,169 shares issued and outstanding at March 28, 2026 and at December 27, 2025, respectively	126	126
Accumulated other comprehensive loss	1,771	(6,306)
Additional paid-in capital	1,552,525	1,551,301
Accumulated deficit	(674,115)	(402,710))
Equity attributable to AI Financial Corporation shareholders	889,742	1,151,846
Noncontrolling interest	$3,500	$3,500
Total stockholders’ equity	893,242	1,155,346
Total liabilities mezzanine equity and stockholders’ equity	$959,702	$1,219,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Revenues	$4,712	$4,849
Cost of revenues	1,138	2,923
Gross profit	3,574	1,926
Operating expenses:
Selling, general and administrative expenses	6,317	3,872
Operating loss	(2,743)	(1,946)
Other income (expense):
Interest expense, net	(506)	(720)
Unrealized (loss) gain on exchange transactions	(41)	87
Unrealized loss on crypto-currency assets	(348,301)	—
Realized (loss) gain on exchange transactions	(6,082)	973
Other income, net	1,277	(81)
Total other expense, net	(353,653)	259
Loss before provision for income taxes	(356,396)	(1,687)
Income tax provision (benefit)	85,080	225
Net loss from continuing operations	(271,316)	(1,912)
Loss from discontinued operations	(177)	(540)
Income tax provision for discontinued operations	-	60
Net (loss) income from discontinued operations	(177)	(480)
Net loss	$(271,493)	$(2,392)
Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(2.14)	$(0.12)
Net loss per share, basic and diluted	$(2.14)	$(0.15)
Weighted average common shares outstanding:
Basic and diluted	126,818,888	15,550,706

Net income	$(271,493)	$(2,392)
Effect of foreign currency translation adjustments	8,077	3,633
Total other comprehensive loss, net of tax	8,077	3,633
Comprehensive (loss) income	$(263,416)	$1,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES:
Net loss from continuing operations	$(271,493)	$(2,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	889	1,210
Amortization of seller note discount	125	—
Non-cash expense for professional services	—	47
Unrealized loss on cryptocurrency assets	348,301	—
Amortization of ROU assets	8	39
Unrealized gain on digital assets	—	87
Realized gain on digital assets	—	308
Change in deferred tax liability	—	—
Changes in assets and liabilities:
Accounts receivable	943	(3,060)
Digital assets receivable	5,485	9,231
Prepaid expenses and other current assets	148	292
Accounts payable and accrued expenses	(1,464)	(332)
Digital assets payable	(8,512)	(6,853)
Other current assets	(15)	—
Deferred taxes	(86,708)	—
Operating cash flows provided by discontinued operations	—	—
Net cash used in operating activities	(12,293)	(1,423)
INVESTING ACTIVITIES:
Investing cash flows used in discontinued operations	—	—
Net cash provided by investing activities	—	—
FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable	—	1,598
Proceeds from notes payable	15,000	—
Purchases of short term Certificates of Deposit	(5,000)	—
Payments on notes payable	(1,484)	(132)
Proceeds from warrants exercised	—	78
Financing cash flows used in discontinued operations	—	—
Net cash provided by financing activities	8,516	1,544
Effect of changes in exchange rate on cash and cash equivalents	8,077	3,633
INCREASE IN CASH AND CASH EQUIVALENTS	4,300	3,754
CASH AND CASH EQUIVALENTS, beginning of period	6,222	7,177
CASH AND CASH EQUIVALENTS, end of period	$10,522	$10,931
Supplemental cash flow disclosures:
Interest paid	$273	$394
Noncash financing and investing activities:
Common stock issued for consulting services	—	$94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series I Preferred		Series M Preferred		Series Q Preferred		Series V Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Equity
Balance, December 27, 2025	—	$—	100,000	$7,993	34,207	$717	17,000	$—	—	$—	925,212	$725	—	$—	126,474,169	$126	$1,551,301	$(402,710)	$(6,306)	$3,500	$1,155,346
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,000	—	12	—	—	—	12
Common stock issued for Series Q convertible stock converted	—	—	—	—	—	—	—	—	—	—	(57,825)	—	—	—	57,825	—	—	—	—	—	—
Common stock issued for Series I convertible stock converted	—	—	—	—	—	—	(4,500)	—	—	—	—	—	—	—	450,000	—	—	—	—	—	—
Common stock issued for Debenture converted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	160,562	—	1,186	—	—	—	1,186
Common stock issued in lieu of notes payable obligation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17,698	—	26	—	—	—	26
Foreign currency adjustment	—	—	—	—	—	—					—	—	—	—	—	—	—	—	8,077	—	8,077
Prio period adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	88	—	—	88
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(271,493)	—	—	(271,493)
Balance, March 28, 2026	—	$—	100,000	$7,993	34,207	$717	12,500	$—	—	$—	867,387	$725	—	$—	127,166,254	$126	$1,552,525	$(674,115)	$1,771	$3,500	$893,242

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series I Preferred		Series M Preferred		Series Q Preferred		Series V Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Equity
Balance, December 28, 2024	23,480	$—	100,000	$—	34,207	$8,552	17,000	$—	3,200	$—	925,212	$1,321	5,000	$—	15,417,693	$9	$62,207	$(56,879)	$(2,317)	$3,925	$24,811
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	45,455	—	78	—	—	—	78
Common stock issued for Series V Preferred converted	—	—	—	—	—	—	—	—	—	—	—	—	(5,000)	—	600,000	—	—	—	—	—	—
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,499	—	94	—	—	—	94
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,633	—	3,633
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,392)	—	(425)	(2,817)
Balance, March 29, 2025	23,480	$—	100,000	$—	34,207	$8,552	17,000	$—	3,200	$—	925,212	$1,321	—	$—	16,078,647	$9	$62,379	$(59,271)	$1,316	$3,500	$25,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1: Background

The accompanying consolidated financial statements include the accounts of AI Financial Corporation, a Nevada corporation, and its subsidiaries (collectively, the “Company” or “AIFC”). Effective April 28, 2026, the Company changed its name to “AI Financial Corporation” from “Alt5 Sigma Corporation”. The Company also changed its Nasdaq common stock symbol to “AIFC” from “ALTS.” Previously, effective July 15, 2024, the Company had changed its corporate name to “ALT5 Sigma Corporation” from “JanOne Inc.” and also changed its Nasdaq common stock ticker symbol to “ALTS” from “JAN”. In each instance, the corporate name changes were effected through a parent/subsidiary short-form merger of Company’s wholly-owned Nevada subsidiary formed solely for the purpose of effectuating the name change, whereby that “name change subsidiary” subsidiary merged with and into the Company, with the Company being the surviving entity, albeit with its new name.

The Company had three operating segments – Fintech, Biotechnology, and Corporate and Other. We have previously announced our intention to capitalize Alyea Therapeutics Corporation (“Alyea”) as a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. In connection with that potential series of transactions, the accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements.

Fintech

On May 15, 2024, the Company acquired ALT5 Sigma, Inc., a Delaware corporation and its Canadian operating subsidiaries (collectively, (“ALT5 Subsidiary”). ALT5 Subsidiary is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets (see Note 3).

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

Biotechnology

During September 2019, the Company, through its biotechnology segment, broadened its business perspectives to expand it’s pharmaceutical operations and focus on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone, (“JAN123”). The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales. In that regard, we have previously announced our intention to capitalize Alyea as a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis. In connection with that potential series of transactions, accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 4).

Corporate and Other

Our Corporate and Other segment consists of WLFI assets, including any additions, redemptions, or mark-to-market changes in value, which are recorded within the Company’s Corporate and Other segment.

The WLFI treasury program was initiated on August 12, 2025, with purchases executed in two tranches at $0.20 per token:

1.	Tranche 1: 3,750,000,000 WLFI tokens

2.	Tranche 2: 3,584,000,000 WLFI tokens (adjusted slightly from initial 3,750,000,000 to reflect final settlement after expenses from the proceeds of the financing completed in August 2025.

As of March 28, 2026, all 7,283,585,650 WLFI tokens held by AI Financial Corporation are subject to contractual lock-up provisions, with 3,533,585,650 tokens acquired under the Token Purchase Agreement being non-transferable for a 12-month lock-up period (other than limited permitted uses for collateral, staking, or lending that do not involve any sale or permanent transfer) and 3,750,000,000 tokens acquired under the Securities Purchase Agreement remaining locked for 12 months from the Closing Date and only becoming eligible for release upon satisfaction of specified shareholder approval, charter amendment, and resale registration statement effectiveness conditions, with no waivers or early releases granted other than the limited uses described above.

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

The Company reports on a 52- or 53-week fiscal year. The Company’s 2025 fiscal year (“2025”) ended on December 27, 2025, and the current fiscal year (“2026”) will end on December 26, 2026.

Liquidity and Going Concern Considerations

The Company has incurred recurring losses from operations, including a net loss from continuing operations of approximately $271.3 million for the quarter ended March 28, 2026, and a net loss from continuing operations of approximately $8.3 million for the fiscal year ended December 27, 2025. As of March 28, 2026, the Company had a working capital deficit of approximately $5.5 million, reflecting total current liabilities of $39.1 million compared to total current assets of $32.2 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

In evaluating its ability to meet its obligations, management has considered the following:

On January 29, 2026, the Company, through its indirect wholly-owned subsidiary ALT5 Digital Holdings, Inc., drew down $15.0 million under the Master Loan and Security Agreement with WLFI, receiving net proceeds of approximately $14.2 million after prepayment of interest and reimbursement of lender expenses. The Company intends to use these proceeds to fund a share repurchase program as approved by our Board of Directors (our “Board”), to acquire additional WLFI tokens, and for general corporate purposes.

In addition, management believes that the Company’s holdings of approximately 7.3 billion WLFI tokens, carried at a fair value of approximately $703.4 million as of March 28, 2026, represent a significant financial resource available to support the Company’s liquidity position. The Company may, subject to market conditions and its stated long-term treasury policy, redeem or monetize a portion of its token holdings to fund operations, satisfy obligations, or pursue strategic initiatives. The Company’s treasury policy permits sales of WLFI tokens in connection with liquidity requirements or material portfolio rebalancing events.

Notwithstanding the foregoing, the WLFI tokens are subject to significant market price risk, and there can be no assurance that the tokens will retain their current value or that the Company will be able to monetize them on favorable terms or at all. The Company’s ability to continue as a going concern is dependent upon its ability to manage its liquidity position, including through the sources described above, achieve revenue growth in its Fintech segment, and, if necessary, raise additional capital through debt or equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, the Company’s results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at March 28, 2026 and December 27, 2025 approximate fair value.

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

Digital Assets and other Receivables

Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company holds all digital assets in secure non-custodial wallets through the wallet services from Fireblocks. As of March 28, 2026 and December 27, 2025, the outstanding balance of digital assets and other receivables was approximately $12.5 million and $18.0 million, respectively.

Digital Assets and other Payables

Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of March 28, 2026, the outstanding balance of digital assets and other payables was approximately $20.2 million, of which approximately $12.5 was digital assets and cash deposits was $0. As of December 27, 2025, the outstanding balance of digital assets and other payables was approximately $28.7 million, of which approximately $18.0 million was digital assets and $4.0 million was cash deposits.

Revenue Recognition

Revenue recognition applies to the Company’s Fintech segment only, as the Company’s Biotech segment has not recognized revenue to date. Revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

3.	Executed contracts with the Company’s customers that it believes are legally enforceable;

4.	Identification of performance obligations in the respective contract;

5.	Determination of the transaction price for each performance obligation in the respective contract;

6.	Allocation of the transaction price to each performance obligation; and

7.	Recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, are summarized below:

1.	Product sales – revenue is recognized at the time of sale of equipment to the customer.

2.	Service sales – revenue is recognized based on when the service has been provided to the customer.

The Company’s service is comprised of a single performance obligation to buy and sell or convert digital assets to currencies. That is, the Company is the counter party to all transactions between customers and liquidity providers and presents revenue for the fees earned on a net basis.

The Company is acting as principal in all transactions, and controls the digital assets being provided before they are transferred to the buyer, and has risk related to the digital assets, and is responsible for the fulfillment of the digital asset transactions. The Company sets the price for the digital assets by aggregating prices from several liquidity providers and displays them on the Company’s platform. As a result, the Company acts as a price discovery service and acts as a principal facilitating the ability for a customer to purchase or sell digital assets.

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

The Company receives consideration in the form of digital assets as payment for commissions and other fees and utilizes these assets as part of its working capital. In accordance with ASC 606, the fair value of digital assets received is measured based on quoted prices in active markets on the date control of the related goods or services transfers to the customer. Subsequent to initial recognition, the Company measures digital assets at fair value using quoted prices obtained from active, highly liquid exchanges that the Company has determined to be its principal market. Because these valuations are based on unadjusted quoted prices for identical assets in active markets, the fair value measurements are classified within Level 1 of the fair value hierarchy. The Company presents these assets within other current assets on its consolidated balance sheets. As of March 28, 2026, the balance of digital assets included in other current assets was approximately $12.5 million.

Stock-Based Compensation

The Company from time-to-time grants restricted stock units, warrants, and stock options to employees, non-employees and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments. The value of each award is amortized on a straight-line basis over the vesting period.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

The fair value of the purchase price components outlined above was $14.2 million due to fair value adjustments for the contingent consideration, cash acquired, and working capital adjustments, as detailed below (in $000’s):

AIFC Common stock	$5,185
Common stock warrants	1,652
Seller notes	5,695
Alyea Common Stock	1,668
Total purchase price	$14,200

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

As consideration under the acquisition, the Company issued 1,799,100 shares of its common stock to the legacy equity holders of the capital stock of ALT5 Subsidiary. Those shares represented approximately 19.9% of the Company’s then-issued and outstanding shares of common stock. Each of the shares of the Company’s newly-issued common stock was valued at $4.14, which was the Historical NOCP on Thursday, May 9, 2024, the day immediately prior to the date on which the agreement was executed. The Company also issued 34,207 shares of its newly-designated Series B Preferred Stock (the “Series B Stock”) to the legacy equity holders of the capital stock of ALT5 Subsidiary. In connection with the closing of the acquisition of ALT5 Subsidiary, the Company also issued 3,200 shares of its newly-designated Series M Preferred Stock (the “Series M Stock”) to two entities that acted as finders for the transaction.

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

In accordance with ASC 360-10 and ASC 205-20, the Company has separately reported the assets and liabilities of all of its discontinued operations in the consolidated balance sheets. These assets and liabilities have been reflected as discontinued operations as of March 28, 2026 and December 27, 2025, and consist of the following (in $000s):

	March 28, 2026	December 27, 2025
Assets from discontinued operations
Other current assets	192	205
Total current assets from discontinued operations	192	205
Property and equipment, net [1]	1,170	1,170
Intangible assets, net [2]	13,826	13,826
Deferred income taxes	776	776
Other assets	211	211
Total other assets from discontinued operations	15,983	15,983
Total assets from discontinued operations	$16,174	$16,188
Liabilities from discontinued operations
Accounts payable	$79	$54
Accrued liabilities - other [3]	1,500	2,500
Total current liabilities from discontinued operations	1,579	2,554
Total noncurrent liabilities from discontinued operations	—	—
Total liabilities from discontinued operations	$1,579	$2,554

[1]	The Company’s property and equipment consisted of the following (in $000s):

	March 28, 2026	December 27, 2025
Buildings and improvements	$—	$—
Equipment	—	—
Projects under construction	1,170	1,170
Property and equipment	1,170	1,170
Less accumulated depreciation	—	—
Total property and equipment, net, from discontinued operations	$1,170	$1,170

No depreciation expense has been recorded for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively.

[2]	The Company’s intangible assets consisted of the following:

	March 28, 2026	December 27, 2025
Soin intangible	$19,293	$19,293
Intangible assets	19,293	19,293
Less accumulated amortization	(5,467)	(5,467)
Total intangible assets	$13,826	$13,826

Amortization expense was $0.0 million for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively.

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

[3]	The Company’s accrued liabilities consisted of the following:

	March 28, 2026	December 27, 2025
Due to Dr. Soin	$1,500	$2,500
Other	—	—
Total accrued expenses	$1,500	$2,500

In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for this entity for the 13 ended March 28, 2026 and March 27, 2025 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	March 28, 2026	March 29, 2025
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses from discontinued operations:
Selling, general and administrative expenses	177	540
Total operating expenses from discontinued operations	177	540
Operating loss from discontinued operations	(177)	(540)
Other income (expense) from discontinued operations
Total other expense, net	—	—
Loss before provision for income taxes from discontinued operations	(177)	(540)
Income tax provision benefit	-	60
Net loss from discontinued operations	$(177)	$(480)

In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 13 weeks ended March 28, 2026 and March 27, 2025 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following:

	March 28, 2026	March 29, 2025
DISCONTINUED OPERATING ACTIVITIES:
Net (loss) income from discontinued operations	(177)	(480)
Depreciation and amortization	—	2,087
Noncash expense (benefit) funded by parent	1,138	(2,820)
Accounts payable & accrued liabilities	(961)	—
Net cash provided by operating activities from discontinued operations	$—	$(1,213)
DISCONTINUED INVESTING ACTIVITIES:
Net cash used in investing activities from discontinued operations	$—	$—
DISCONTINUED FINANCING ACTIVITIES:
Net cash used in financing activities from discontinued operations	$—	$—
Effect of changes in exchange rate on cash and cash equivalents	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—

Note 5: Trade and other receivables

The Company’s trade and other receivables as of March 28, 2026 and December 27, 2025, respectively, were as follows (in $000’s):

	March 28, 2026	December 27, 2025
Other receivables	$1,348	$2,292
Trade and other receivables, net	$1,348	$2,292

Note 6: Prepaids

Prepaids and other current assets as of March 28, 2026 and December 27, 2025 consist of the following (in $000’s):

	March 28, 2026	December 27, 2025
Prepaid licensing	$-	$1,412
Prepaid consulting	-	63
Prepaid legal	-	68
Prepaid purchase commitments	-	503
Prepaid rent	-	16
Prepaid insurance	3	162
Prepaid credit card	50	-
Prepaid other	2,168	145
Total prepaid expenses	$2,221	$2,369

Note 7: Property and Equipment

Property and equipment as of March 28, 2026 and December 27, 2025 consist of the following (in $000’s):

	March 28, 2026	December 27, 2025
Furniture and fixtures	$43	$43
Computer equipment	22	22
Property and equipment	65	65
Accumulated depreciation	(39)	(37)
Total property and equipment, net	$26	$28

Note 8: Leases

In connection with its acquisition of ALT5 Subsidiary (see Note 3), the Company leases commercial office space. These assets and properties are leased under non-cancelable agreements that expire at various future dates. The agreements, which have been classified as operating leases, provide for minimum rent and require the Company to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

The following table details the Company’s right of use assets and lease liabilities as of March 28, 2026 and December 27, 2025 (in $000’s):

	March 28, 2026	December 27, 2025
Right of use asset - operating leases	$94	$102
Lease liabilities:
Current - operating	22	5
Long term - operating	85	107

As of March 28, 2026, the weighted average remaining lease term for operating leases is 3.7 years. The Company’s weighted average discount rate for operating leases is 12.8%. Total cash payments for operating leases for the 13 weeks ended March 28, 2026 and March 29, 2025 was approximately $8,578 and $2,735, respectively. Additionally, the Company recognized approximately no right of use assets or lease liabilities during the 13 weeks ended March 29, 2025.

Total present value of future lease payments of operating leases as of March 28, 2026 (in $000’s):

Twelve months ended
2027	$35
2028	36
2029	38
2030	26
2031	-
Total	135
Less implied interest	(28)
Present value of payments	$107

Note 9: WLFI Treasury Program

The WLFI treasury program was initiated on August 12, 2025, with purchases executed in two tranches at $0.20 per token:

●	Tranche 1: 3,750,000,000 WLFI tokens

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

The outstanding units, cost basis, and fair value as of March 28, 2026 were as follows (in $000’s, except for units):

	Units	Cost Basis	Fair Value
Balance, March 28, 2026:
WLFI	7,283,585,650	$1,456,717	$706,362
Total	7,283,585,650	$1,456,717	$706,362

The following table presents a reconciliation of WLFI assets to fair value as of March 28, 2026 (in $000’s):

March 28, 2026
Fair value, December 27, 2025	$1,054,663
Additions	-
Redemptions	-
Fees paid	-
Subtotal	1,054,663
Unrealized loss	348,301
Fair value, March 28, 2026	$706,362

During the 13 weeks ended March 28, 2026, the Company recognized an unrealized loss of approximately $348.3 million related to the change in fair value of the tokens.

Note 10: Intangible Assets

Intangible assets as of March 28, 2026 and December 27, 2025 consist of the following (in $000’s):

	March 28, 2026	December 27, 2025
Qoden intangible	$1,536	$1,536
Noncompete agreements	675	675
Patents and domains	4	4
Trade names	3,175	3,175
Customer relationships	20,385	20,450
Developed technology	1,819	1,819
Intangible assets	27,594	27,659
Less accumulated amortization	(5,441)	(4,619)
Total intangible assets	$22,153	$23,040

Intangible amortization expense was $0.9 million and $1.2 million for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively.

Mswipe

Effective on May 9, 2025, the Company and our indirect, wholly-owned second tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services (see Note 3).

Qoden Intangible Assets

On November 8, 2024, the Company acquired the Qodex Cryptocurrency Exchange Software platform and other related assets from Qoden Technologies, LLC, a provider of technology solutions for the blockchain industry. The Company will amortize the intangible assets over a two -year period (see Note 3).

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

Note 11: Goodwill

The following table details the Company’s goodwill as of March 28, 2026 and December 27, 2025 (in $000’s):

	Fintech	Biotech	Corporate and Other	Total
Balance, December 27, 2025	12,297	—	—	12,297
Balance, March 28, 2026	$12,297	$—	$—	$12,297

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill recognized during the 39 weeks ended September 27, 2025 was approximately $8.4 million, and was due to the acquisition, and additional deferred tax liability, of Mswipe (see Note 3).

Note 12: Accrued Liabilities

Accrued liabilities as of March 28, 2026 and December 27, 2025 consist of the following (in $000’s):

	March 28, 2026	December 27, 2025
Compensation and benefits	$205	$332
Accrued guarantees	300	300
Accrued interest	956	917
Accrued professional fees	86	86
Accrued settlements	3,897	4,002
Accrued Qoden payments	79	106
Accrued litigation/legal	660	660
Customer deposits	2,497	1,200
Other	420	935
Total accrued expenses	$9,100	$8,538

Note 13: Debentures

Debentures outstanding as of March 28, 2026 and December 27, 2025 consisted for the following (in $000’s):

	March 28, 2026	December 27, 2025
Interest rate of 12%, maturity date of June 30, 2025	$75	$563
Total debentures	$75	$563

ALT5 Subsidiary issued seven debentures over a period from October 2018 through September 2019. The debentures bore interest at 12% per annum and matured on June 30, 2025. During March 2026, six of the debentures, representing approximately $0.5 million of the aggregate principal amount, were settled through the issuance of 114,328 shares of the Company’s common stock. The remaining balance is currently being negotiated for settlement with the sole remaining holder.

Note 14: Debt

Long-term debt as of March 28, 2026 and December 27, 2025 consisted of the following (in $000’s):

	March 28, 2026	December 27, 2025
Fixed deposits	$7,937	$7,937
WLFI Loan	15,000	-
Unaffiliated third-party	500	810
Seller notes	4,869	5,944
Total notes payable, related parties	28,306	14,691
Less current portion	(4,869)	(5,944)
Total long-term notes payable, related parties	$23,437	$8,747

Fixed Deposits

The Company entered into several Corporate Fixed Deposit Agreements with otherwise unaffiliated third-parties, pursuant to which the Company became obligated for an aggregate of $5.5 million, as set forth in the respective agreements. Each obligation bears interest at a rate of 13% or 15% per annum and has a maturity date range of April 2026 to March 2027. As of March 28, 2026 and December 27, 2025, the outstanding aggregate obligations totaled approximately $7.9 million and $7.9 million, respectively.

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

On January 29, 2026, the Borrower drew down the entire $15 million under the Loan Agreement in one tranche and received net proceeds of approximately $14.2 million, after prepaying interest and reimbursing WLFI for its expenses. The intended use of proceeds is to pursue a stock buyback program as approved by our Board.

Unaffiliated Third-Party Loans

ICG Note

On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group LLC (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. Our Board provided its approval of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. During the year ended December 27, 2025, the third party converted approximately $1.2 million of the Company’s obligations under the ICG Note into 900,000 shares of the Company’s common stock. As of March 28, 2026 and December 27, 2025, the amount outstanding on the ICG Note was approximately $0 and $26,000, respectively.

Big Debentures/Small Debentures

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

During the quarter ended June 28, 2025, one of the two non-affiliated Investors exercised the remainder of the Small Warrant for a total of 45,455 shares (see Note 15). During the fourth quarter of the year ended December 28, 2024, the non-affiliated Investor exercised the Big Warrant for a total of 200,000 shares of the Company’s common stock, and the other two non-affiliated Investors exercised the Small Warrant for a total of 90,908 shares. Additionally, during the fourth quarter of the year ended December 28, 2024, these unaffiliated third-parties agreed to convert a portion their respective investment into Future Equity Agreements of the Company’s subsidiary, Alyea and, consequently, approximately $1.3 million was reclassified as non-controlling interest. During the 13 weeks ended June 28, 2025, the Company paid approximately $0.2 million, in principal and accrued interest, to one of the two non-affiliated Investors in settlement of its debt. As of March 28, 2026 and December 27, 2025, the outstanding balance due on the debentures was approximately $0 and $0.3 million, respectively, consisting of principal and accrued interest.

Note 15: Commitments and Contingencies

Litigation

SEC Complaint

On August 2, 2021, the U.S. Securities and Exchange Commission (“SEC”) filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming, among other parties, the Company and Virland Johnson, the Company’s Chief Financial Officer, as defendants (collectively, the “Defendants”). Pursuant to an agreed-upon Order of the Court, on May 28, 2024, the Company settled its litigation with the SEC. The Settlement Agreement provided, in pertinent part: “Without admitting or denying the allegations of the complaint (except as provided herein in paragraph 12 and except as to personal and subject matter jurisdiction, which [the Company] admits), [the Company] hereby consents to the entry of the final Judgment in the form attached hereto (the “Final Judgment”) and incorporated by reference herein, which, among other things: “(a) permanently restrains and enjoins [the Company] from violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 thereunder [15 U.S.C. § 78j(b) and 17 C.F.R. §§ 240.10b-5]; and (c)[sic] orders [the Company] to pay a civil penalty in the amount of $250,000 under Section 21(d)(3) of the Exchange Act [15 U.S.C. § 78u(d)(3)).” The SEC has agreed to accept four quarterly payments from the Company, each in the amount of $62,500. The Settlement Agreement is attached to the Order as Exhibit 1, both of which documents may be viewed at https://ecf.nvd.uscourts.gov/doc1/115110470966.

The SEC Complaint’s remaining allegations relate to financial, disclosure and reporting violations against the former executive officer under Section 10(b) of the Exchange Act and Rule 10b-5. The SEC Complaint also alleges various claims against the executive officer under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC continues to seek a permanent injunction, civil penalties, and an officer-and-director bar against the executive officer. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

Sieggreen

In a matter pending in the United States District Court for the District Of Nevada, Case No. 2:21-cv-01517-CDS-EJY, styled as Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Exchange Act and Rules 10b-5(a) and 10b-5(c) promulgated thereunder. In June 2023 the Company filed a Motion to Dismiss, which the Court granted with leave for Plaintiffs to file a second amended complaint. Plaintiffs filed their Second Amended Complaint on October 31 2024. On December 16, 2024, the Company filed a Motion to Dismiss the Second Amendment Complaint, which the Court denied by Order dated September 30, 2025. The Company filed its Answer to the Second Amended Complaint on December 1, 2025. The Company strongly disputes and denies the allegations contained in the Second Amended Complaint and will continue to defend itself vigorously against the claims.

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

Gulf Coast Bank and Trust vs. ALT5 Sigma Corporation, et al.

In a matter in the United States District Court for the State of Minnesota, Hennepin County, Case No. 27-CV-24-340, styled as Gulf Coast Bank and Trust Company, Plaintiffs, v ARCA Recycling, Inc., JanOne Inc., and Virland A. Johnson, Defendants; plaintiff sought the payment of approximately $1.6 million (inclusive of principal, interest, and attorneys’ fees) related to the Company’s guarantee of certain obligations of ARCA Recycling Inc., a prior subsidiary of the Company. In the context of the collection litigation, the Company posted a $900,000 cash bond with the Court. In connection with Gulf Coast Bank’s foreclosure on the assets of ARCA Recycling, the Company asserted that Gulf Coast did not act in a commercially reasonable manner regarding its monetizing ARCA’s accounts receivable, inventory, and equipment, which actions resulted in substantial loss of collateral value. The parties reached a settlement agreement under which the Company agreed to pay the Plaintiff a total of $975,000, funded through the $900,000 cash bond and a $75,000 cash payment that was tendered completed on December 1, 2025.

Virland Johnson Bankruptcy

On August 14, 2025, the Company received a Summons and Complaint in an Adversary Proceeding (the “Complaint”) filed on August 6, 2025 in connection with the Chapter 7 bankruptcy proceeding titled In re Virland Johnson, No. 2:24-bk-00226-BKM, pending in the United States Bankruptcy Court for the District of Arizona and involving the Company’s former Chief Financial Officer, Virland Johnson. The Complaint alleges that Mr. Johnson had been awarded in October 2023 restricted stock units entitling him to receive 329,294 shares of the Company’s common stock under the Company’s 2023 Equity Incentive Plan. According to the Complaint, Mr. Johnson did not disclose the existence of the stock award in his January 11, 2024 Chapter 7 bankruptcy petition or accompanying disclosure schedules. The Complaint alleges that the common stock may not have been delivered to Mr. Johnson, may have been assigned by Mr. Johnson to the Company or another unknown assignee, may have been sold by Mr. Johnson, or may even continue to be held by Mr. Johnson. Through the Complaint, the U.S. Trustee seeks to recover the common stock or, if it is no longer available, the equivalent value from the Company on behalf of the bankruptcy estate. On September 30, 2025 the Company filed its Answer to the Complaint and denied the allegations of any wrongdoing by the Company. The Company disputes the allegations concerning the Company and will continue to defend itself vigorously against the claims.

First Capital Consulting, Inc. DBA Trusaic vs. ALT5 Sigma Corporation

In a matter in the Los Angeles, California Superior Court Case No. 24STCV02261, styled as First Capital Consulting, Inc., Plaintiff v ALT5 Sigma Corporation, ARCA Recycling, Inc., Customer Connexx LLC; and DOES 3 through 10, inclusive, Defendants;plaintiff is seeking $97,696, plus costs and interest, against the Company for unpaid obligations of entities that no longer exist or do not have any assets, i.e., ARCA Recycling Inc. and Customer Connexx LLC. Plaintiff alleges that ALT5 Sigma, as the parent company at the time, should be responsible for the fees. The Company believes that it is not responsible for the fees, as the unpaid services were provided for the two subsidiaries and not for the corporate parent.

Judgment in Rwanda

ALT 5 Sigma Canada Inc., an indirect second-tier subsidiary of the Company, is the subject of certain legal proceedings in the Rwanda judicial system stemming from issues that allegedly occurred in 2023, prior to the Company’s acquisition of ALT 5 Sudsidiary At stake in those proceedings is US$3.5 million of ALT 5 Sigma Canada Inc.’s (one of the entities in ALT5 Subsidiary) funds that are held on deposit in its account at I&M Bank in Rwanda. On May 7, 2025, the Intermediate Court of Nyarugenge, Rwanda, rendered findings and a decision that ALT 5 Sigma Canada Inc. was guilty of the offense of inability to justify the origin of assets (the US$3.5 million) and money laundering, but not guilty of forming or joining a criminal association and that the the US$3.5 million be permanently forfeited and deposited into the Rwandan State Treasury. The Intermediate Court also ordered that ALT 5 Sigma Canada Inc. be dissolved. A co-defendant in those proceedings is Mr. Andre Beauchesne, who was ALT 5 Sigma Canada Inc.’s principal in 2023. The Intermediate Court sentenced Mr. Beauchesne to seven years of imprisonment because he did not attend the court proceedings and did not present a defense, along with fining him the equivalent sum of USD $517,131.5625. On June 6, 2025, ALT 5 Sigma Canada Inc. and Mr. Beauchesne appealed the Intermediate Court’s decision to the High Court of Kigali, Rwanda, and, as of the date of this Quarterly Report, the matter remains under judicial review. In the appeal, ALT 5 Sigma Canada Inc. and Mr. Beauchesne dispute the findings of the Intermediate Court, reiterate and continue to maintain that each was a victim of fraud and that ALT 5 Sigma Canada Inc. should regain access to the funds that belong to it (US$3.5 million). None of ALT 5 Sigma Canada Inc.’s customers was impacted by the Intermediate Court’s decision for confiscation of the funds. Although no assurance can be given as to the outcome of the appeal, the Company and ALT 5 Sigma Canada Inc. are actively pursuing all available legal remedies to protect their interests and those of their stakeholders. In connection with the Intermediate Court’s Rwanda decision and pending the outcome of the appeal, the Company has recorded a US$3.5 million allowance on its condensed consolidated balance sheets.

Other Commitments

On December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to Live Ventures Incorporated (“Live Ventures”), a related party. In connection with that sale, as of January 1, 2022, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 28, 2024, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart’s emergence from bankruptcy. As of December 28, 2024, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases. The Company and Live Ventures have agreed to divide in half between them any ultimate balance owing thereunder and any attorneys’ fees expended in relation thereto.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of March 28, 2026.

Note 16: Registered Direct Offering

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

On December 30, 2025, the Company entered into an agreement (the “Placement Agent Subsequent Agreement”) with the Placement Agent that modified certain of the terms of the Placement Agent Agreements. The parties agreed, subject to certain limitations, to extend the Placement Agent’s irrevocable right of first refusal to act as sole investment banker, sole book-runner, sole sales agent, and/or sole placement agent, at its sole discretion, for the Company’s future public and private equity and debt offering, including all equity linked financings, through December 31, 2026, on terms customary to the Placement Agent. The fee tail period, as provided in the Placement Agent Agreements, was also extended from August 12, 2026 through December 31, 2026. In connection with such extensions, the Placement Agent (i) paid the Company the sum of one million dollars and (ii) agreed that, once it has received one million dollars in fees paid to it by the Company with respect to any financing consummated during the extended right of first refusal period or in respect of the extended fee tail period, the Company may allocate 35% of the fees otherwise to be associated therewith to another bank and/or broker-dealer or, if no other bank or broker-dealer would be entitled to any such fees, then the Placement Agent will reduce its customary and reasonable fees associated therewith during such periods by 35%. The Company also generally released the Placement Agent from all claims or other obligations through the date of the Placement Agent Subsequent Agreement.

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

Note 17: Stockholders’ Equity

Common Stock: Our Articles of Incorporation authorize 2.0 billion shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors (the “Board”) may determine. During the 13 weeks ended March 28, 2026 and March 29, 2025, 6,000 and 15,499 shares of common stock were issued in lieu of professional services.

During the first quarter ended March 28, 2026, the Company issued 160,562 shares of its common stock related to the conversion of the debentures.

During the first quarter ended March 28, 2026, the Company issued 17,698 shares for the ICG Note.

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

As of March 28, 2026, and December 27, 2025, there were 127,166,254 and 126,474,169 shares, respectively, of common stock issued and outstanding.

Equity Offerings: The Company’s 2024 Plan, which was adopted by the Board in November 2024 and approved by the stockholders at the 2024 annual meeting of stockholders, replaces the 2023 Plan, which replaced the 2016 Plan, which replaced the 2011 Plan. Under the 2024 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is 2,800,000 shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended March 28, 2026, there were no grants under the 2024 Plan.

The Company’s 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended March 28, 2026 and March 29, 2025, the Company recognized $0 and $345,000 in share-based compensation expense related to the 908,852 RSU’s that were awarded and immediately vested.

The Company’s 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of March 28, 2026 and December 27, 2025, 100,000 options were outstanding under the 2016 Plan.

The Company’s 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of March 28, 2026 and December 27, 2025, 8,000 were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended March 28, 2026.

Additional information relating to all outstanding stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 27, 2025	20,000	$3.83	$—	6.1
Outstanding at March 28, 2026	20,000	$3.83	$—	4.4
Exercisable at March 28, 2026	20,000	$3.83	$—	4.4

The Company recognized no share-based compensation expense related to stock options for the 13 weeks ended March 28, 2026 and March 29, 2025.

As of March 28, 2026, the Company had no unrecognized share-based compensation expense associated with equity awards.

Series I Convertible Preferred Stock

Shares of Series I Preferred Stock are convertible into the Company’s common shares at a ratio of 100:1. During the 13 weeks ended March 28, 2026, 4,500 shares were converted. As of March 28, 2026 and December 27, 2025, there were 12,500 shares and 17,000 shares of Series I Convertible Preferred Stock outstanding.

Series Q Convertible Preferred Stock

Shares of Series Q Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. During the 13 weeks ended March 28, 2026, 57,825 shares were converted into the Company’s common shares. No shares were converted during the 13 weeks ended March 29, 2025. As of March 28, 2026 and December 27, 2025, there were 867,387 shares and 925,212 shares of Series Q Convertible Preferred Stock outstanding.

Series S Preferred Stock

On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company’s Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. No shares were converted during the 13 weeks ended March 28, 2026. As of March 28, 2026 and December 27, 2025, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.

Series V Convertible Preferred Stock

Shares of Series V Preferred Stock are convertible into the Company’s common shares at a ratio of 120:1. During the 13 weeks ended March 28, 2026, all outstanding shares of Series V Preferred Stock were converted into 600,000 shares of the Company’s common stock (see above). As of March 28, 2026 and December 27, 2025, there were 0 and 5,000 shares of Series V Convertible Preferred Stock outstanding, respectively.

Note 18: Mezzanine Equity

During the year ended December 28, 2025, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity. As of March 28, 2026 and December 27, 2025, the outstanding balance in mezzanine equity relates to the $17.0 million convertible tranche originally valued at approximately $3.9 million.

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

The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Continuing Operations
Basic and diluted
Net loss from continuing operations	$(271,316)	$(1,912)
Weighted average common shares outstanding	126,818,888	15,550,706
Basic and diluted loss per share from continuing operations	$(2.14)	$(0.12)
Total
Basic and Diluted
Net loss	(271,493)	(2,392)
Weighted average common shares outstanding	126,818,888	15,550,706
Basic and diluted loss per share	(2.14)	(0.15)

Potentially dilutive securities totaling approximately 84.6 million and 8.9 million were excluded from the calculation of diluted earnings per share for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively, because the effects were anti-dilutive.

Note 20: Income Taxes

The Company recorded an income tax expense from continuing operations of approximately $85,080 and an income tax benefit in the amount of approximately $225 for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively, and an income tax expense from discontinued operations of approximately $0 and $60 for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively. The Company’s overall effective tax rate was (23.9)% and (11.1)% for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively.

The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to foreign and state taxes and certain non-deductible expenses.

Note 21: Segment Information

The Company operates within targeted markets through three reportable segments for continuing operations: Fintech, Biotech, and Corporate and Other. The Biotech segment is being presented as discontinued operations for the 13 weeks ended March 28, 2026 and March 29, 2025 (see Note 4).

The following tables present the Company’s segment information for the 13 weeks ended March 28, 2026 and March 29, 2025 (in $000’s):

	Thirteen Weeks Ended
	March 28, 2026	March 29, 2025
Revenues
Fintech	$4,712	$4,849
Biotech (Discontinued operations)	—	—
Corporate and other	—	—
Total Revenues	$4,712	$4,849
Gross profit
Fintech	$3,574	$1,926
Biotech (Discontinued operations)	—	—
Corporate and other	—	—
Total Gross profit	$3,574	$1,926
Operating loss
Fintech	$(1,638)	$(138)
Biotech (Discontinued operations)	(177)	(540)
Corporate and other	(1,105)	(1,268)
Total Operating loss	$(2,920)	$(1,946)
Depreciation and amortization
Fintech	$888	$728
Biotech (Discontinued operations)	—	482
Corporate and other	—	—
Total Depreciation and amortization	$888	$1,210
Interest (expense) income, net
Fintech	$(379)	$(376)
Biotech (Discontinued operations)	—	—
Corporate and other	(127)	(344)
Total Interest (expense) income, net	$(506)	$(720)
Net income (loss) before income taxes
Fintech	$1,631	$543
Biotech (Discontinued operations)	(177)	(540)
Corporate and other	(358,028)	(1,690)
Total Net income (loss) before income taxes	$(356,574)	$(1,687)

Note 22: Related Parties

Shared Services

Tony Isaac, the Company’s President, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac is also a member of the Board of Directors of Live Ventures. The Company shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $30,000 and $30,000 for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively. The Company rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada.

Note 23: Subsequent event

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements other than as discussed below:

Block Street Corp.

On April 20, 2026, the Company entered into a Stock Exchange Agreement (the “SEA”) with the four owners of Block Street Corp., a Nevada corporation (“Block Street”).

We issued an aggregate of 12,670,257 shares (the “Issued Stock”) of our common stock (our “Common Stock”) to the four individuals, valued at $12 million at Nasdaq minimum price and granted two sets of five-year, pre-funded warrants to the four individuals, the first set of which (the “Set One Warrants”) is exercisable for an aggregate of up to 15,837,821 shares (the “Set One Warrant Stock”) of Common Stock with an initial aggregate exercise price of $15 million at Nasdaq minimum price and a remaining exercise price of $.001 per share and the second set of which (the “Set Two Warrants”) is exercisable for an aggregate of up to 16,893,675 shares (the “Set Two Warrant Stock”) of Common Stock with an initial aggregate exercise price of $16 million at Nasdaq minimum price and a remaining exercise price of $.001 per share. The Set One Warrants vest in full at any time on or after the date on which Block Street (following the closing of the transactions contemplated by the SEA) has generated US GAAP-compliant net revenues, applied consistently with the Company’s historical accounting policies, on a trailing four consecutive Company-quarterly reporting basis, of not less than $20,000,000, as certified by the principal financial officer of the Company. The Set Two Warrants vest in full at any time on or after the date on which Block Street (following the closing of the transactions contemplated by the SEA) has generated US GAAP-compliant annual “Modified Operating Income,” applied consistently with the Company’s historical accounting policies, on a trailing four consecutive Company-quarterly reporting basis, of not less than $8,000,000, as certified by the principal financial officer of the Company. “Modified Operating Income” means “Net Operating Income” plus realized gains and minus realized losses from the sale of tokens generated by the initial coin offerings operations of Block Street. “Net Operating Income” means, using the following categories as defined in SEC Regulation S-X Section 210.5-03: net sales and gross revenues, less (i) costs and expenses applicable to sales and revenues, and (ii) other operating costs and expenses, and (iii) selling, general and administrative expenses, and (iv) provision for doubtful accounts and notes, and (v) other general expenses.

Both the Set One Warrants and the Set Two Warrants provide for the cashless exercise thereof.

The shares of Issued Stock and the shares of Set One Warrant Stock and Set Two Warrant Stock, from and after the respective issuances thereof, are subject to contractual lock-up and leak-out provisions. The lock-up period for all of such shares of stock is 24 months, subject to releases of 25% thereof every six months commencing April 20, 2026 for the shares of Issued Stock and commencing on the dates on which the shares of Set One Warrant Stock and Set Two Warrant Stock are issued.

Each holder of shares “leak-out” stock has the right, but not the obligation, to sell those shares of stock into the public markets on each trading day that quantum of such shares in an amount that does not exceed 10% of the average number of shares of our Common Stock sold in the public markets during each of the twenty (20) trading days preceding the date on which the holder sells any of such shares of stock, the daily trading volume as reflected on nasdaq.com (the “Daily Leak-out Volume”). The Daily Leak-out Volume is not cumulative; it is a trading day “use it or lose it” right. Further, the gross price of each such share of stock sold by the holder shall be at not less than the “best bid” at the time that the relevant holder places a sell order with his broker, no matter how such sell order is placed. If a holder, in a transaction not involving the public markets, shall sell or otherwise give, swap, transfer, or hypothecate, or grant any option for the sale, gift, swap, transfer, or hypothecation, to any third party in respect of any of such shares of stock, then (A) as a condition precedent to the closing of such a transaction, such third party shall execute an agreement in favor of us that contains leak-out provisions substantially similar to the leak-out provisions set forth in this section and (B) any sales into the public markets by such third party shall be aggregated on a daily basis with any sales into the public markets by the legacy holder. The Daily Leak-out Volume shall be adjusted for forward stock splits, reverse stock splits (consolidations), and recapitalizations of shares of our Common Stock and similar transactions affecting all holders of our Common Stock equally.

We do not have any obligation to register any of the shares of the Issued Stock, the Set One Warrant Stock, or the Set Two Warrant Stock.

The issuance of the Issued Stock, the grant of the Set One Warrants and the Set Two Warrants, and the potential issuances of the shares of Set One Warrant Stock and Set Two Warrant Stock were all effectuated as a private offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”).

Dectec

On April 20, 2026, we also entered into binding letter of intent with the Decentralized Technologies Inc. (“Dectec”), pursuant to which we will acquire all of the issued and outstanding shares of capital stock of Dectec and will issue four million shares of our Common Stock (the “Initial Issuance”) to the equity holders of Dectec. In addition to the Initial Issuance, we shall issue up to four million shares of our Common Stock during the following 36-month period from closing at a ratio of one million shares for every five million dollars of “Gross Profit” generated by Dectec’s solutions. “Gross Profit” is defined as Gross Sales generated directly from Dectec’s solutions, less (i) cost of goods sold (which include, but are not limited to, commissions, software licenses, data acquisition costs, AI compute costs, and other direct delivery costs associated with Dectec’s operations) and (ii) (A) costs and expenses applicable to sales and revenues and (B) other operating costs and expenses and (C) selling, general and administrative expenses and (D) provision for doubtful accounts and notes and (E) other general expenses.

Employment Agreement

On April 20, 2026, our Board approved an employment agreement (the “Employment Agreement”) for our Chief Executive Officer, Tony Isaac. In connection with our Board’s action, Mr. Isaac’s title was changed from “Acting Chief Executive Officer” to “Chief Executive Officer.”

The Employment Agreement provides for a three-year term, subject to annual renewals, unless either party provides written notice of non-renewal at least 90 days prior to the expiration of the initial term or any renewal term. Mr. Isaac’s annual base compensation is $600,000. Mr. Isaac is also eligible for an annual bonus in the sole and absolute discretion of our Compensation Committee. In addition, we issued to Mr. Isaac five million shares of our common stock, the periodic releases of which are determined by the price of our common stock (the “Stock Award”). In the event that Mr. Isaac’s employment with us terminates because he elects not to renew the Employment Agreement, terminates for good reason, or we terminate him without cause (as those concepts are more fully described in the Employment Agreement), we shall pay to Mr. Isaac (i) any accrued but unpaid base salary and accrued but unused vacation, (ii) any unpaid annual bonus, if awarded by our Compensation Committee, (iii) any unreimbursed business expenses, and (iv) any other employee benefits to which he may be entitled under our employee benefit plan. Further, in those circumstances and upon Mr. Isaac executing a release in our favor, we shall also pay him an amount equal to the sum of his base salary and potential annual bonus for that termination year and all of Mr. Isaac’s equity or other awards shall then vest.

Upon a termination of the Employment Agreement in connection with a change of control of the Company (as described in our 2024 Equity Incentive Plan), we shall pay Mr. Isaac (i) an amount equal to three times the sum of his base salary and potential annual bonus amount for the year in which the termination event occurs (or, if greater, the year immediately preceding the year in which the change of control occurs) and (ii) an amount equal to his potential annual bonus for the year in which the termination event occurs (or, if greater, the year in which the change of control occurs). Finally, upon such termination, all restrictions in respect of the Stock Award shall be released.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of Exchange Act, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Quarterly Report on Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025, and Part II, Item 1A of this Report.

We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Our MD&A should be read in conjunction with our Annual Report on Form 10-K (including the information presented therein under the caption Risk Factors), together with our Quarterly Reports on Forms 10-Q and other publicly available information. All amounts herein are unaudited.

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

Our Biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. We have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for to decouple it from us so that it would operate on a stand-alone basis. The Biotech segment is being presented as discontinued operations for the 13 weeks ended March 28, 2026 and March 29, 2025 (see Note 4 of our Condensed Consolidated Financial Statements).

Corporate and Other

In August 2025, the Company closed a $1.5 billion registered direct offering and concurrent private placement to launch our WLFI Treasury Strategy. This “capital with a purpose” financing positioned the Company as one of the most significant institutional holders of WLFI, securing a meaningful stake in the native governance token of the World Liberty Financial ecosystem.

Our policy remains a committed long-term “HODL” approach, with future acquisitions funded through operating cash flows, structured debt, and selective capital raises. Sales are restricted to liquidity requirements or material portfolio rebalancing events.

Our Corporate and Other segment consists of WLFI assets, including any additions, redemptions, or mark-to-market changes in value, are recorded within the Company’s Corporate and Other segment.

Our Corporate and Other segment also consists of certain corporate general and administrative costs.

For the Thirteen Weeks Ended March 28, 2026 and March 29, 2025

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000’s):

	13 Weeks Ended	13 Weeks Ended
	March 28, 2026	March 29, 2025
Statement of Operations Data:
Revenues	$4,712	$4,849
Cost of revenues	1,138	2,923
Gross profit	3,574	1,926
Selling, general and administrative expenses	6,317	3,872
Operating loss	(2,743)	(1,946)
Interest expense, net	(506)	(720)
Unrealized loss on cryptocurrency assets	(348,301)	—
Unrealized gain on exchange transactions	(41)	87
Realized gain on exchange transactions	(6,082)	973
Other income, net	1,277	(81)
Net loss before provision of income taxes	(356,396)	(1,687)
Income tax provision (benefit)	85,080	(225)
Net loss from continuing operations	(271,316)	(1,912)
Loss from discontinued operations	(177)	(540)
Income tax (expense) benefit from discontinued operations	-	60
Net (loss) from discontinued operations	(177)	(480)
Net loss	$(271,493)	$(2,392)

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	13 Weeks Ended		13 Weeks Ended
	March 28, 2026		March 29, 2025
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$4,712	100.0%	$4,849	100.0%
Biotech (Discontinued operations)	—	—%	—	—%
Corporate and other	—	—%	—	—%
Total revenue	$4,712	100.0%	$4,849	100.0%

	13 Weeks Ended		13 Weeks Ended
	March 28, 2026		March 29, 2025
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$3,574	75.9%	$1,926	47.0%
Biotech	—	—%	—	—%
Corporate and other	—	—%	—	—%
Total gross profit	$3,574	75.9%	$1,926	47.0%

Revenue

Revenue decreased by approximately $0.1 million for the 13 weeks ended March 28, 2026, as compared to the 13 weeks ended March 29, 2025. The decrease is due to volume of transactions processed for customers.

Gross Profit

Gross profit increased by approximately $1.6 million for the 13 weeks ended March 28, 2026, as compared to the 13 weeks ended March 29, 2025. The increase is due to the loss of a large low margin customer.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by approximately $2.4 million for the 13 weeks ended March 28, 2026, as compared to the 13 weeks ended March 29, 2025, primarily due increased professional fees.

Interest Expense, net

Interest expense, net decreased by approximately $0.3 million for the 13 weeks ended March 28, 2026, as compared to the 13 weeks ended March 29, 2025 primarily due to reduction in debt.

Unrealized Loss on Cryptocurrency Assets

Unrealized gain on cryptocurrency assets for the 13 weeks ended March 28, 2026 was approximately $348.3 million. An unrealized loss on crypto tokens was recorded to mark to fair value WLFI tokens purchased in August of 2025.

Segment Performance

We report our business in the following segments: Fintech, Biotechnology and Corporate and Other. During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. As a result, the Biotechnology segment is presented as discontinued operations for the 13 weeks ended March 28, 2026 and March 29, 2025.

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended March 28, 2026				13 Weeks Ended March 29, 2025
	Fintech	Biotech (Discontinued Operations)	Corporate and Other	Total	Fintech	Biotech (Discontinued Operations)	Corporate and Other	Total
Revenue	$4,712	$—	$—	$4,712	$4,849	$—	$—	$4,849
Cost of revenue	1,138	—	—	1,138	2,923	—	—	2,923
Gross profit	3,574	—	—	3,574	1,926	—	—	1,926
Selling, general and administrative expense	5,212	177	1,105	6,317	2,604	540	1,268	3,872
Operating loss	$(1,638)	$(177)	$(1,105)	$(2,743)	$(678)	$(540)	$(1,268)	$(1,946)

Fintech Segment

Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024. Revenue for the 13 weeks ended March 28, 2026 was approximately $4.7 million, and gross margin percentage was 75.8%. Operating loss for the fiscal quarter ended 13 weeks ended March 28, 2026 was approximately $1.6 million.

Corporate and Other Segment

Our Corporate and Other segment generated no revenue for the for the 13 weeks ended March 28, 2026 and the 13 weeks ended March 29, 2025. Selling, general and administrative expenses increased primarily due to increased costs for legal and other professional services.

Biotechnology Segment

During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. As a result, the Biotechnology segment is presented as discontinued operations for the 13 weeks ended March 28, 2026 and March 29, 2025. Our Biotech segment generated no revenue for the for the 13 weeks ended March 28, 2026 and the 13 weeks ended March 29, 2025. Selling, general and administrative expenses increased primarily due to research and development expenses.

Liquidity and Capital Resources

Overview

As of March 28, 2026, our cash on hand was $10.5 million. Approximately $3.5 million of cash has been fully reserved in connection with the legal matter, further described in Note 20 to the consolidated financial statements. We intend to raise funds either through capital raises or structured arrangements, which would include effectuating our previously announced intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis, although its financial statements would continue to be consolidated with ours for as long as we have a controlling interest.

Cash Flows

During the 13 weeks ended March 28, 2026, cash used in operations was approximately $12.3 million, compared to cash provided by operations of approximately $1.5 million during the 13 weeks ended March 29, 2025. The increase in cash was primarily due to results of operations as discussed above.

Cash provided by investing activities was $0 million for the 13 weeks ended March 28, 2026 and $0 for the 13 weeks ended March 29, 2025.

Cash provided by financing activities was $8.5 million for the 13 weeks ended March 28, 2026, and relates primarily to the new WLFI loan. Cash used in financing activities was approximately $1.5 million for the 13 weeks ended March 29, 2025, and relates to proceeds received from the issuance of notes payable, as well as warrants converted to our common stock, partially offset by cash paid for notes payable.

Sources of Liquidity

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss from continuing operations of approximately $271.3 million for the 13 weeks ended March 28, 2026, and a net loss from continuing operations of approximately $1.9 million for the 13 weeks ended March 29, 2025. Additionally, the Company has total current assets of approximately $32.2 million and total current liabilities of approximately $39.1 million resulting in a net negative working capital of approximately $6.9 million. Cash used in operations was approximately $12.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 28, 2026, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.

Despite the identified material weaknesses, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. LJ Soldinger Associates, LLC, the Company’s independent registered public accounting firm, issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 27, 2025. They were not engaged to perform, and did not perform, an audit of internal control over financial reporting. This material weakness has no impact on our consolidated financial statements in prior years.

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

The Company’s management, including our CEO and CFO, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Our management assessed the design and effectiveness of our internal control over financial reporting as of March 28, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of March 28, 2026. Management noted the following deficiencies that management believes to be material weaknesses:

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15and 15d-15 of the Exchange Act that occurred during the first quarter of the fiscal year ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The information in response to this item is included in Note 15, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

In March 2026, the Company purchased 1,070,000 shares of its common stock in the open market and retired the shares.

In April and May 2026, the Company purchased 66,951 shares of its common stock in the open market with the intent to retire the shares. The shares have not yet been retired as of the date of this filing.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.120	Form of Securities Purchase Agreement with Mswipe Technologies, Inc., dated May 9, 2025.	10-Q	000-19621	10.120	05-13-2025

10.121	Form of a Promissory Note in favor of Dr. Peter Francis Lue, dated May 9, 2025.	10-Q	000-19621	10.121	05-13-2025

10.122	Form of a Common Stock Purchase Warrant, dated May 9, 2025.	10-Q	000-19621	10.122	05-13-2025

10.123	Form of a Common Stock Purchase Warrant, dated May 9, 2025.	10-Q	000-19621	10.123	05-13-2025

10.124	Form of a Common Stock Purchase Warrant, dated May 9, 2025.	10-Q	000-19621	10.124	05-13-2025

10.125		Form of a Covenant Against Competition, dated May 9, 2025.	10-Q	000-19621	10.125	05-13-2025

10.126		Form of a Promissory Note in favor of Peter Karam, dated May 9, 2025.	10-Q	000-19621	10.126	05-13-2025

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

AI Financial Corporation
(Registrant)

Date:	May 18, 2026	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	May 18, 2026	By:	/s/ Steven M. Plumb
Steven M. Plumb
Chief Financial Officer
(Principal Financial and Accounting Officer)

