Form 10-Q
period 2026-06-27
AI Financial Corp
filed 2026-08-17
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2026

or

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

As of August 12, 2026, there were 139,836,511 outstanding shares of the registrant’s common stock, with a par value of $0.001.

AI FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 27, 2026	December 27, 2025*
	(Unaudited)
Assets
Cash	$3,050	$6,222
Short term investment	2,800	-
Trade and other receivables, net	1,896	2,292
Digital assets receivable	4,255	17,997
Prepaid expenses and other current assets	2,535	2,369
Other current assets	381	381
Current assets from discontinued operations	-	205
Total current assets	14,917	29,466
Property and equipment, net	25	28
Right of use assets	89	102
Intangible assets, net	32,995	23,040
Cryptocurrency assets at fair value	421,283	1,054,663
Deferred income taxes, net	227,726	83,876
Goodwill	12,297	12,297
Other assets from discontinued operations	14,807	15,983
Total assets	$724,139	$1,219,455
Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$4,000	$5,102
Accrued liabilities - other	3,945	8,538
Digital assets payable	10,289	28,693
Convertible debentures	75	563
Operating lease liabilities	24	5
Notes payable	4,979	5,944
Current liabilities from discontinued operations	1,555	2,554
Total current liabilities	24,867	51,399
Notes payable	23,437	8,747
Operating lease liabilities	77	107
Total liabilities	48,381	60,253
Commitments and contingencies (Note 15)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 shares issued and outstanding at June 27, 2026 and December 27, 2025	3,856	3,856
Stockholders’ equity:
Preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 0 shares issued and outstanding at June 27, 2026 and December 27, 2025	—	—
Preferred stock, series B - par value $0.001 per share, 34,250 authorized, 34,207 shares issued and outstanding at June 27, 2026 and December 27, 2025	717	717
Convertible preferred stock, series I - par value $0.001 per share, 2,000,000 authorized, 12,500 and 17,000 shares issued and outstanding at June 27, 2026 and December 27, 2025	—	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 0 shares issued and outstanding at June 27, 2026 and December 27, 2025	—	—
Preferred stock, series Q - par value $0.001 per share, 2,000,000 authorized, 867,387 and 925,212 shares issued and outstanding at June 27, 2026 and December 27, 2025	725	725
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 shares issued and outstanding at June 27, 2026 and December 27, 2025, respectively	7,993	7,993
Convertible preferred stock, series V - par value $0.001 per share, 125,000 authorized, 0 and 5,000 shares issued and outstanding at June 27, 2026 and December 27, 2025, respectively	—	—
Common stock, par value $0.001 per share, 2,000,000,000 shares authorized, 139,836,511 and 126,474,169 shares issued and outstanding at June 27, 2026 and at December 27, 2026, respectively	139	126
Treasury stock, at cost, 674,651 and 0 shares outstanding at June 27, 2026 and December 27, 2026	(487)	—
Accumulated other comprehensive loss	(1,254)	(6,306)
Additional paid-in capital	1,564,241	1,551,301
Accumulated deficit	(903,672)	(402,710)
Equity attributable to AI Financial Corporation shareholders	668,402	1,151,846
Noncontrolling interest	$3,500	$3,500
Total stockholder’s equity	671,902	1,155,346
Total liabilities, mezzanine equity and stockholders’ equity	$724,139	$1,219,455

*	Derived from audited information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues	$2,414	$6,378	$7,126	$11,892
Cost of revenues	59	3,603	1,197	6,526
Gross profit	2,355	2,775	5,929	5,366
Operating expenses:
Selling, general and administrative expenses	3,063	4,870	9,380	9,091
Operating loss	(708)	(2,095)	(3,451)	(3,725)
Other income (expense):
Interest income (expense), net	(570)	(550)	(1,076)	(1,270)
Unrealized gain on exchange transactions	41	211	—	298
Unrealized loss on crypto-currency assets	(285,149)	—	(633,450)	—
Realized gain (loss) on exchange transactions	520	(3,485)	(5,562)	(3,177)
Other income (expense), net	376	(15)	1,654	(96)
Total other (expense) income, net	(284,782)	(3,839)	(638,434)	(4,245)
Loss before benefit (provision) for income taxes	(285,490)	(5,934)	(641,885)	(7,970)
Income tax benefit (provision)	57,143	(432)	142,223	(147)
Net loss from continuing operations	(228,347)	(5,502)	(499,662)	(7,823)
Loss from discontinued operations	(1,210)	(657)	(1,387)	(1,197)
Income tax provision from discontinued operations	—	2,956	—	2,956
Net loss from discontinued operations	(1,210)	(3,613)	(1,387)	(4,153)
Net loss	$(229,557)	$(9,115)	$(501,049)	$(11,976)
Net loss per share:
Net loss per share from continuing operations, basic and diluted	$(1.67)	$(0.30)	$(3.79)	$(0.46)
Net loss per share from discontinued operations, basic and diluted	$(0.01)	$(0.19)	$(0.01)	$(0.24)
Net loss per share, basic and diluted	$(1.68)	$(0.49)	$(3.80)	$(0.70)
Weighted average common shares outstanding:
Basic and diluted	136,634,138	18,550,568	131,726,513	17,050,637

Net loss	$(229,557)	$(9,115)	$(501,049)	$(11,976)
Effect of foreign currency translation adjustments	(3,025)	1,652	5,052	5,285
Total other comprehensive loss, net of tax	(3,025)	1,652	5,052	5,285
Comprehensive loss	$(232,582)	$(7,463)	$(495,997)	$(6,691)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025
OPERATING ACTIVITIES:
Net loss from continuing operations	$(499,662)	$(7,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,774	1,561
Amortization of seller note discount	235	112
Unrealized gain/loss on cryptocurrency assets	633,380	—
Amortization of ROU assets	13	42
Unrealized gain on digital assets	—	(298)
Realized gain on digital assets	—	3,177
Change in deferred tax liability	(143,850)	(251)
Changes in assets and liabilities:
Accounts receivable	396	(2,540)
Digital assets receivable	13,742	9,355
Prepaid expenses and other current assets	(166)	(454)
Accounts payable and accrued expenses	(5,908)	139
Digital assets payable	(18,404)	(9,747)
Operating cash flows from discontinued operations	(3)	—
Net cash used in operating activities	(18,453)	(6,727)
INVESTING ACTIVITIES:
Purchase of treasury common shares	(487)	—
Cash acquired in Mswipe acquisition	—	122
Investing cash flows from discontinued operations	—	—
Net cash (used in) provided by investing activities	(487)	122
FINANCING ACTIVITIES:
Purchases of short term certificates of deposits	(5,000)	—
Proceeds from return of certificate of deposits	2,200	—
Proceeds from the issuance of notes payable	15,000	3,839
Payments on notes payable	(1,484)	(190)
Proceeds from warrants exercised	—	80
Payments on related party notes payable	—	(26)
Financing cash flows from discontinued operations	—	—
Net cash provided by financing activities	10,716	3,703
Effect of changes in exchange rate on cash and cash equivalents	5,052	5,285
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,172)	2,383
CASH AND CASH EQUIVALENTS, beginning of period	6,222	7,177
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$3,050	$9,560
Supplemental cash flow disclosures:
Cash paid for interest	$634	$634
Noncash financing and investing activities:
Common stock issued for Block Street asset acquisition	$11,729	$—
Common stock issued for consulting services	$—	$94
Common stock issued for the acquisition of Mswipe	$—	$5,184
Common stock warrants issued for the acquisition of Mswipe	$—	$1,652
Alyea common stock issued for the acquisition of Mswipe	$—	$1,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series I Preferred		Series M Preferred		Series Q Preferred		Series V Preferred		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit	Interest	Equity
Balance, December 27, 2025	—	$—	100,000	$7,993	34,207	$717	17,000	$—	—	$—	925,212	$725	—	$—	126,474,169	$126	$1,551,301	—	$(402,710)	$(6,306)	$3,500	$1,155,346
Common stock issued for Series I convertible stock converted	—	—	—	—	—	—	—	—	—	—	(57,825)	—	—	—	57,825	1	—	—	—	—	—	1
Common stock issued for Series Q convertible stock converted	—	—	—	—	—	—	(4,500)	—	—	—	—	—	—	—	450,000	6	—	—	—	—	—	6
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,000	—	12	—	—	—	—	12
Common stock issued for Debenture converted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	160,562	2	1,186	—	—	—	—	1,188
Common stock issued in lieu of notes payable obligation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17,698	—	26	—	—	—	—	26
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,077	—	8,077
Prior period adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9)	9	—	88	—	—	88
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(271,493)	—	—	(271,493)
Balance, March 28, 2026	—	—	100,000	$7,993	34,207	$717	12,500	$—	—	—	867,387	$725	—	—	127,166,254	$126	$1,552,534	—	$(674,115)	$1,771	$3,500	$893,251
Balance, March 28, 2026	—	—	100,000	$7,993	34,207	$717	12,500	—	—	—	867,387	$725	—	—	127,166,254	$126	$1,552,534	—	$(674,115)	$1,771	$3,500	$893,251
Treasury share buyback	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(487)	—	—	—	(487)
ALT5 Sigma Corp common stock issued for Block Street	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,670,257	13	11,707	—	—	—	—	11,720
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,025)	—	(3,025)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(229,557)	—	—	(229,557)
Balance, June 27, 2026	—	$—	100,000	$7,993	34,207	$717	12,500	$—	—	$—	867,387	$725	—	$—	139,836,511	$139	$1,564,241	$(487)	$(903,672)	$(1,254)	$3,500	$671,902

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series I Preferred		Series M Preferred		Series Q Preferred		Series V Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Equity
Balance, December 28, 2024	23,480	$—	100,000	$—	34,207	$8,552	17,000	$—	3,200	$—	925,212	$1,321	5,000	$—	15,417,693	$9	$62,207	$(56,879)	$(2,317)	$3,925	$24,811
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	45,455	—	78	—	—	—	78
Common stock issued for Series V Preferred converted	—	—	—	—	—	—	—	—	—	—	—	—	(5,000)	—	600,000	—	—	—	—	—	—
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	0	—	15,499	—	94	—	—	—	94
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	0	—	—	—	—	—	3,633	—	3,633
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	0	—	—	—	—	(2,861)	—	(425)	(3,286)
Balance, March 29, 2025	23,480	—	100,000	—	34,207	8,552	17,000	—	3,200	—	925,212	1,321	—	—	16,078,647	9	62,379	(59,740)	1,316	3,500	25,330
Balance, March 29, 2025	23,480	—	100,000	—	34,207	8,552	17,000	—	3,200	—	925,212	1,321	—	—	16,078,647	9	62,379	(59,740)	1,316	3,500	25,330
Series A-1 adjustment	20,770	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A-1 Preferred	(44,550)	—	—	—	—	—	—	—	—	—	—	—	—	—	885,000	—	—	—	—	—	—
ALT5 Sigma Corp common stock issued for RSU’s granted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	800,000	1	605	—	—	—	606
ALT5 Sigma Corp common stock issued for note payable obligations	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,182,013	1	721	—	—	—	722
ALT5 Sigma Corp common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300,000	—	1,687	—	—	—	1,687
ALT5 Sigma Corp common stock issued for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,000,000	—	5,184	—	—	—	5,184
ALT5 Sigma Corp common stock warrants for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,652	—	—	—	1,652
Alyea common stock warrants for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,668	—	—	—	1,668
Common stock issued for Series Q convertible stock converted	—	—	—	—	—	—	—	—	—	—	(192,752)	(500)	—	—	192,752	—	500	—	—	—	—
ALT5 Sigma Corp common stock issued for professional services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17,511	—	165	—	—	—	165
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,652	—	1,652
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,115)	—	(300)	(9,415)
Balance, June 28, 2025	-300	$—	100,000	$—	34,207	$8,552	17,000	$—	3,200	$—	732,460	$821	—	$—	20,455,923	$11	$74,561	$(68,855)	$2,968	$3,200	$29,251

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

Biotechnology

During September 2019, the Company, through its biotechnology segment, broadened its business perspectives to become a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone (“JAN123”). The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales. In that regard, we have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis. In connection with the Company’s spinoff of Alyea, accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 4).

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

As of June 27, 2026, all 7,283,585,650 WLFI tokens held by AI Financial Corporation are subject to contractual lock-up provisions, with 3,533,585,650 tokens acquired under the Token Purchase Agreement being non-transferable for a 12-month lock-up period (other than limited permitted uses for collateral, staking, or lending that do not involve any sale or permanent transfer) and 3,750,000,000 tokens acquired under the Securities Purchase Agreement remaining locked for 12 months from the Closing Date and only becoming eligible for release upon satisfaction of specified stockholder approval, charter amendment, and resale registration statement effectiveness conditions, with no waivers or early releases granted other than the limited uses described above.

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

WLFI is considered a related party to the Company by virtue of the following relationships. Zachary Witkoff, the Chairman of the Company’s Board of Directors, is a Co-Founder and Chief Executive Officer of WLFI. Zachary Folkman, a member of the Company’s Board of Directors, is also a Co-Founder of WLFI. In addition, WLFI is the record owner of 1,000,000 shares of the Company’s Common Stock and holds pre-funded warrants to purchase up to 99,000,000 additional shares of Common Stock, as well as warrants to purchase up to 20,000,000 shares of Common Stock at exercise prices ranging from $7.50 to $9.75 per share, each acquired in connection with the WLFI treasury program. As a result of these relationships, WLFI is deemed a related party under ASC 850, Related Party Disclosures, and all transactions between the Company and WLFI, including the Token Purchase Agreements pursuant to which the Company acquired its WLFI token holdings and the Master Loan and Security Agreement entered into in January 2026, have been reviewed and approved by the Audit Committee of the Board of Directors in accordance with the Company’s related party transaction policy

All acquisitions of WLFI tokens were executed through on-chain transactions and direct Token Purchase Agreements with the WLFI Foundation. The Company did not hold any WLFI tokens prior to August 12, 2025.

Our Corporate and Other segment consists of certain corporate general and administrative costs.

The Company reports on a 52- or 53-week fiscal year. The Company’s 2025 fiscal year (“2025”) ended on December 27, 2025, and the current fiscal year (“2026”) will end on December 26, 2026.

Liquidity Considerations

The Company has incurred recurring losses from operations, including a net loss from continuing operations of approximately $499.7 million for the 26 weeks ended June 27, 2026. As of June 27, 2026, the Company had a working capital deficit of approximately $9.9 million, reflecting total current liabilities of $24.9 million compared to total current assets of $14.9 million. These conditions raise substantial liquidity concerns.

The Company owns 7,283,585,650 WLFI tokens that it holds and can provide it with significant liquidity, as they are currently available for it to use as collateral for a loan transaction, for it to stake in connection with the WLF Protocol, and for it to use in a lending transaction. Further, these tokens became fully transferable on August 12, 2026.

Based on the current market value of the Company’s WLFI token holdings, the Company believes it possesses sufficient liquidity and financial resources to fund its anticipated operations and satisfy its obligations for at least the next 12 months.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, the Company’s results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 27, 2025.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the fair value in connection with the Series S convertible preferred stock issued in the December 28, 2022 acquisition of STLLC, valuation allowance against deferred tax assets, and estimated useful lives for intangible assets.

Financial Instruments

Financial instruments consist primarily of cash, trade and other receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of trade and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at June 27, 2026 and December 27, 2025 approximate fair value.

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

Digital Assets and other Receivables

Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company holds all digital assets in secure non-custodial wallets through the wallet services from Fireblocks. As of June 27, 2026 and December 27, 2025, the outstanding balances of digital assets and other receivables was approximately $4.3 million and $18.0 million, respectively.

Digital Assets and other Payables

Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and/or cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of June 27, 2026, the outstanding balance of digital assets and other payables was approximately $10.1 million, of which approximately $4.3 million were digital assets and $5.8 million were cash deposits. As of December 27, 2025, the outstanding balance of digital assets and other payables was approximately $28.7 million, of which approximately $18.0 million were digital assets and $4.0 million were cash deposits.

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

The Company receives consideration in the form of digital assets as payment for commissions and other fees and utilizes these assets as part of its working capital. In accordance with ASC 606, the fair value of digital assets received is measured based on quoted prices in active markets on the date control of the related goods or services transfers to the customer. Subsequent to initial recognition, the Company measures digital assets at fair value using quoted prices obtained from active, highly liquid exchanges that the Company has determined to be its principal market. Because these valuations are based on unadjusted quoted prices for identical assets in active markets, the fair value measurements are classified within Level 1 of the fair value hierarchy. The Company presents these assets within other current assets on its consolidated balance sheets. As of June 27, 2026, the balance of digital assets included in other current assets was approximately $4.3 million.

Stock-Based Compensation

The Company from time to time grants restricted stock units, warrants, and stock options to employees, non-employees, and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments. The value of each award is amortized on a straight-line basis over the vesting period.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. The Company adopted this pronouncement effective with its fiscal year ending December 27, 2025.

Note 3: Mergers and Acquisitions

Block Street

On April 20, 2026, the Company entered into, a Stock Exchange Agreement (the “SEA”) with the four stockholders of Block Street Corp., a Nevada corporation (“Block Street”), pursuant to which the Company acquired 100% of the issued and outstanding equity interests of Block Street in a share-for-share exchange, and Block Street became a wholly-owned subsidiary of the Company. Block Street operates a platform designed to support token issuances aligned with applicable regulatory frameworks and the tokenization of real-world assets. Block Street’s capabilities have not yet been deployed commercially and Block Street has not generated revenues to date.

The Company evaluated the acquired set under ASC 805 and concluded that it did not meet the definition of a business. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50 rather than as a business combination.

The purchase price for this transaction consisted of 12,670,257 shares of the Company’s common stock issued at closing, valued at approximately $12.0 million. We also granted the sellers the right to two earn-out payments in the amount of the first earnout of $15.0 million (payable in five (5)-year pre-funded warrants exercisable for up to 15,837,821 shares of common stock with an initial aggregate exercise price of $15.0 million) at the point in time if, or when, Block Street generates US GAAP-compliant net revenues, applied consistently with the Company’s historical accounting policies, of not less than $20.0 million on a trailing four-quarter reporting basis. The second earnout of approximately $16.0 million payable in five (5)-year pre-funded warrants exercisable for up to 16,893,675 shares of common stock with an initial aggregate exercise price of $16.0 million) at the point in time if, or when, Block Street generates US GAAP-compliant Modified Operating Income, defined in the SEA as Net Operating Income plus realized gains minus realized losses from token sale operations, of not less than $8.0 million on a trailing four-quarter reporting basis.

The fair value of the purchase price components outlined above was $11.7 million due to fair value adjustments for the contingent consideration, cash acquired, and working capital adjustments, as detailed below (in $000’s):

ALT5 Common stock	$11,729
Total purchase price	$11,729

The table below outlines the purchase price allocation of the purchase for Block Street to the acquired identifiable intangible assets (in $000’s):

Total purchase price	$11,729
Total intangible assets acquired	$11,729

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

The purchase price for this transaction consisted of our (i) issuing one million restricted shares of our common stock to the three sellers, valued at the Historical NOCP on May 9, 2025 of $6.10, (ii) granting five hundred thousand (500,000) four (4)-year common stock warrants to the three sellers, with a per-share exercise price of $5.50 (which was the approximate market price at the time that we reached an agreement in principal for this transaction), (iii) issuing shares to two of the sellers in Alyea, which shares we valued at $4.8 million, and (iv) issuing two 14-month straight promissory notes in the aggregate initial principal balance of approximately one million dollars with an interest rate at the AFR for quarterly compounded notes of 3.99% per annum and all principal and interest due at the maturity date. We also are acknowledging an equivalent 14-month term straight promissory note at the acquired company level that pre-dated our acquisition. The principal balance of this note, as of May 9, 2025, was approximately $5.1 million and the interest was reset to match that of the two notes that we issued. We also granted the sellers the right to one earn-out payment in the amount of $20 million (payable in cash or unregistered shares of our common stock) at the point in time if, or when, Mswipe generates a minimum of $15 million in annualized or actual total revenue from Mswipe’s operations.

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

Proforma Information

The table below presents selected proforma information for the Company for the 13 and 26 weeks ended June 28, 2025, assuming that the acquisition had occurred on December 31, 2023 (the beginning of the Company’s 2024 fiscal year), pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods (in $000’s).

	As Reported		Adjustments	Proforma
	AI Financial Corporation Unaudited 13 weeks ended June 28, 2025	Mswipe Unaudited 13 weeks ended June 28, 2025	Adjustments(1)	AI Financial Corporation for the 13 weeks ended June 28, 2025
Net revenue	$6,378	$686		$7,064
Net income	$(9,115)	$72	$(89)	$(9,132)
Earnings per basic common share	$(0.49)			$(0.36)
Earnings per basic diluted share	$(0.49)			$(0.36)

	As Reported		Adjustments	Proforma
	AI Financial Corporation Unaudited 26 weeks ended June 28, 2025	Mswipe Unaudited 26 weeks ended June 28, 2025	Adjustments(1)	AI Financial Corporation for the 26 weeks ended June 28, 2025
Net revenue	$11,892	$1,660		$13,552
Net income	$(11,976)	$210	$(266)	$(12,032)
Earnings per basic common share	$(0.70)			$(0.56)
Earnings per basic diluted share	$(0.70)			$(0.56)

(1)	Adjustments are related to adjustments made for the following:

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

In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheet, as of June 27, 2026 and December 28, 2025, and consists of the following (in $000s):

	June 27, 2026	December 27, 2025
Assets from discontinued operations
Prepaid expenses and other current assets	$—	$205
Total current assets from discontinued operations	—	205
Property and equipment, net [1]	1,170	1,170
Intangible assets, net [2]	12,862	13,826
Deferred income taxes	776	776
Other assets	—	211
Total other assets from discontinued operations	14,808	15,983
Total assets from discontinued operations	$14,808	$16,188
Liabilities from discontinued operations
Accounts payable	$55	$54
Accrued liabilities - other [3]	1,500	2,500
Total current liabilities from discontinued operations	1,555	2,554
Total noncurrent liabilities from discontinued operations	—	—
Total liabilities from discontinued operations	$—	$—

[1]	The Company’s property and equipment consisted of the following (in $000s):

	June 27, 2026	December 27, 2025
Projects under construction	$1,170	$1,170
Property and equipment	1,170	1,170
Less accumulated depreciation	—	—
Total property and equipment, net, from discontinued operations	$1,170	$1,170

No depreciation expense has been recorded for the 13 weeks ended June 27, 2026 and June 28, 2025, or the 26 weeks ended June 27, 2026 and June 28, 2025.

[2]	The Company’s intangible assets consisted of the following (in $000s):

	June 27, 2026	December 27, 2025
Soin intangible	$19,293	$19,293
Intangible assets	19,293	19,293
Less accumulated amortization	(6,431)	(5,467)
Total intangible assets	$12,862	$13,826

Amortization expense was $1.0 million and $0.5 million for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and $1.0 million and $1.1 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.

Soin Intangible Assets

Effective as of December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone. The assets acquired by the Company consist of 1) three pending patents related to the methods of using low-dose Naltrexone to treat chronic pain, 2) final formula for Naltrexone, and 3) orphan drug designation as approved by the FDA. The Company reviewed the assets acquired and determined that no in-process research and development costs were acquired as part of the transaction, and, thus, all assets acquired represent intellectual property and should be capitalized. The Company will amortize the intangible assets ratably over a ten (10)-year period.

3 The Company’s accrued liabilities consisted of the following (in $000s):

	June 27, 2026	December 27, 2025
Due to Dr. Soin	$1,500	$2,500
Total accrued expenses	$1,500	$2,500

In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for this entity for the 26 weeks ended June 27, 2026 and June 28, 2025 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following (in $000s):

	13 Weeks Ended		26 Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses from discontinued operations:
Selling, general and administrative expenses	1,210	657	1,387	1,197
Total operating expenses from discontinued operations	1,210	657	1,387	1,197
Operating loss from discontinued operations	(1,210)	(657)	(1,387)	(1,197)
Other income (expense) from discontinued operations
Total other income (loss), net	—	—	$—	$—
Loss before provision for income taxes from discontinued operations	(1,210)	(657)	(1,387)	(1,197)
Income tax provision	—	2,956	—	2,956
Net loss from discontinued operations	$(1,210)	$(3,613)	$(1,387)	$(4,153)

In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 26 weeks ended June 27, 2026 and June 28, 2025 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in $000s):

	26 weeks ended
	June 27, 2026	June 28, 2025
DISCONTINUED OPERATING ACTIVITIES:
Net loss from discontinued operations	$(1,387)	$(4,153)
Depreciation and amortization	964	1,126
Noncash expense funded by parent	1,419	—
Change in deferred taxes	—	3,057
Changes in assets and liabilities:
Prepaids and other current assets	—	—
Accounts payable and accrued expenses	(999)	(30)
Net cash used in operating activities from discontinued operations	$(3)	$—
DISCONTINUED INVESTING ACTIVITIES:
Net cash used in investing activities from discontinued operations	$—	$—
DISCONTINUED FINANCING ACTIVITIES:
Net cash used in financing activities from discontinued operations	$—	$—
Effect of changes in exchange rate on cash and cash equivalents	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—

Note 5: Trade and other receivables

The Company’s trade and other receivables as of June 27, 2026 and December 27, 2025, respectively, were as follows (in $000’s):

	June 27, 2026	December 27, 2025
Other receivables	$1,896	$2,292
Trade and other receivables, net	$1,896	$2,292

Note 6: Prepaids and other current assets

Prepaids and other current assets as of June 27, 2026 and December 27, 2025 consist of the following (in $000’s):

	June 27, 2026	December 27, 2025
Prepaid licensing	$69	$1,412
Prepaid consulting	15	63
Prepaid legal	11	68
Prepaid purchase commitments	-	503
Prepaid rent	-	16
Prepaid insurance	4	162
Prepaid credit card	471	-
Prepaid other	1,965	145
Total prepaid expenses and other current assets	$2,535	$2,369

Note 7: Property and Equipment

Property and equipment as of June 27, 2026 and December 27, 2025 consist of the following (in $000’s):

	June 27, 2026	December 27, 2025
Furniture and fixtures	$43	$43
Computer equipment	22	22
Property and equipment	65	65
Accumulated depreciation	(40)	(37)
Total property and equipment, net	$25	$28

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

The following table details the Company’s right of use assets and lease liabilities as of June 27, 2026 and December 27, 2025 (in $000’s):

	June 27, 2026	December 27, 2025
Right of use asset - operating leases	$89	$102
Lease liabilities:
Current - operating	24	5
Long term - operating	$77	$107

As of June 27, 2026, the weighted average remaining lease term for operating leases is 3.3 years. The Company’s weighted average discount rate for operating leases is 12.8%. Total cash payments for operating leases for the six month’s ended June 27, 2026 and June 28, 2025 were approximately $22,875 and $10,941, respectively. Additionally, the Company recognized approximately no right of use assets and liabilities during the fiscal quarter ended June 27, 2026.

Total present value of future lease payments of operating leases as of June 27, 2026 (in $000’s):

Twelve months ended
2027	$35
2028	37
2029	38
2030	10
Total	120
Less implied interest	(19)
Present value of payments	$101

Note 9: WLFI Treasury Program

The WLFI treasury program was initiated on August 12, 2025, with purchases executed in two tranches at $0.20 per token:

●	Tranche 1: 3,750,000,000 WLFI tokens

●	Tranche 2: 3,584,000,000 WLFI tokens (adjusted slightly from initial 3,750,000,000 to reflect final settlement after expenses from the proceeds of the financing completed in August 2025 (~7.3% of supply).

All acquisitions were executed through on-chain transactions and direct Token Purchase Agreements with the WLFI Foundation. The Company did not hold any WLFI tokens prior to August 12, 2025.

The outstanding units, cost basis, and fair value as of June 27, 2026 were as follows (in $000’s, except for units):

	Units	Cost Basis	Fair Value
Balance, June 27, 2026:
WLFI	7,283,585,650	$1,456,717	$421,283
Total	7,283,585,650	$1,456,717	$421,283

The following table presents a reconciliation of WLFI assets to fair value as of June 27, 2026 (in $000’s):

June 27, 2026
Fair value, December 27, 2025	$1,054,663
Additions	-
Redemptions	-
Fees paid	-
Subtotal	1,054,663
Unrealized loss	633,380
Fair value, June 27, 2026	$421,283

During the 26 weeks ended June 27, 2026, the Company recognized an unrealized loss of approximately $633.4 million related to the change in fair value of the tokens.

Note 10: Intangible Assets

Intangible assets as of June 27, 2026 and December 27, 2025 consist of the following (in $000’s):

	June 27, 2026	December 27, 2025
Noncompete agreements	$675	$675
Qoden intangible	1,536	1,536
Patents and domains	4	4
Trade names	3,175	3,175
Customer relationships	20,450	20,450
Block Street intangible	11,729	-
Developed technology	1,819	1,819
Intangible assets	39,388	27,659
Less accumulated amortization	(6,393)	(4,619)
Total intangible assets	$32,995	$23,040

Intangible amortization expense was $1.6 million and $0.8 million for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and $1.8 million and $1.6 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.

Block Street

Effective on April 20, 2026, the Company entered into an agreement to purchase all of the outstanding capital stock of Block Street which operates a platform designed to support token issuances aligned with applicable regulatory frameworks and the tokenization of real-world assets. Block Street’s capabilities have not yet been deployed commercially and Block Street has not generated revenues to date. The Company will amortize the intangible assets over a ten (10)-year period when the assets are placed in service (see Note 3).

Mswipe

Effective on May 9, 2025, the Company and our indirect, wholly-owned second tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services (see Note 3).

Qoden Intangible Assets

On November 8, 2024, the Company acquired the Qodex Cryptocurrency Exchange Software platform and other related assets from Qoden Technologies, LLC, a provider of technology solutions for the blockchain industry. The Company will amortize the intangible assets over a two (2)-year period (see Note 3).

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

Note 11: Goodwill

The following table details the Company’s goodwill as of June 27, 2026 and December 27, 2025 (in $000’s):

	Fintech	Biotech	Corporate and Other	Total
December 27, 2025	12,297	—	—	12,297
June 27, 2026	$12,297	$—	$—	$12,297

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill recognized during the 39 weeks ended September 27, 2025 was approximately $8.4 million, and was due to the acquisition of Mswipe (see Note 3).

Note 12: Accrued Liabilities

Accrued liabilities as of June 27, 2026 and December 27, 2025 consist of the following (in $000’s):

	June 27, 2026	December 27, 2025
Compensation and benefits	$237	$332
Accrued guarantees	—	300
Accrued settlements	—	4,002
Accrued interest	(171)	917
Accrued professional fees	—	86
Accrued Qoden payments	49	106
Accrued litigation/legal	660	660
Customer deposits	—	1,200
Other	3,170	935
Total accrued expenses	$3,945	$8,538

Note 13: Debentures

Debentures outstanding as of June 27, 2026 and December 27, 2025 consisted for the following (in $000’s):

	June 27, 2026	December 27, 2025
Interest rate of 12%, maturity date of June 30, 2025	$75	$563
Total debentures	$75	$563

ALT5 Subsidiary issued seven debentures over a period from October 2018 through September 2019. The debentures bear interest at 12% per annum and matured on June 30, 2025.

During March 2026, six of the debentures, representing approximately $0.5 million of the aggregate principal amount, were settled through the issuance of 114,328 shares of the Company’s common stock. The remaining balance is currently being negotiated for settlement with the sole remaining holder.

Note 14: Debt

Long-term debt as of June 27, 2026 and December 27, 2025 consisted of the following (in $000’s):

	June 27, 2026	December 27, 2025
Fixed deposits	$7,937	$7,937
WLFI loan	15,000	-
Unaffiliated third-party	500	810
Seller notes	4,979	5,994
Total notes payable, related parties	28,416	14,691
Less current portion	(4,979)	(5,944)
Total long-term notes payable, related parties	$23,437	$8,747

Fixed Deposits

The Company entered into several Corporate Fixed Deposit Agreements with otherwise unaffiliated third-parties, pursuant to which the Company became obligated for an aggregate of $5.5 million, as set forth in the respective agreements. Each obligation bears interest at a rate of 13% or 15% per annum and has a maturity date range of April 2026 to March 2027. As of June 27, 2026 and December 27, 2025, the outstanding aggregate obligations totaled approximately $7.9 million and $7.9 million, respectively.

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

The Loan Agreement provides for collateralized loans in the aggregate principal amount of $15 million. Pursuant to the Loan Agreement, the loan will accrue interest at a rate of 4.50% per annum, payable annually in advance beginning on the applicable closing date. The principal amount and any accrued but unpaid interest under the loan are due on the maturity date, which is 24 months from the closing date of the initial loan under the Loan Agreement. The Loan Agreement is a secured, non-recourse facility to the Borrower and to us. As security for the obligations under the loan, we granted WLFI a security interest in, and transferred legal title and custody of, $WLFI tokens owned by the Borrower (the “Collateral”). The loan-to-value ratio is 65% of the pledged Collateral, which, for a $15 million loan, would consist of approximately $23 million in value of free-trading, unrestricted WLFI tokens. There are no origination, management, or prepayment fees, although the Borrower is responsible for WLFI’s expenses. Events of default include, among others, failure to pay interest when due, failure to satisfy margin top-up requirements after a margin call, breaches of covenants or representations that remain uncured after notice and certain insolvency events. Following an event of default, the entirety of the Collateral for the loan will be forfeited to WLFI.

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

As of March 28, 2026, the Company pledged 220,620,679 , with an additional 157,689,435 pledged in the 13 weeks ended June 27, 2026, for a total of 378,310,114 WLFI tokens as collateral as of June 27, 2026.

Unaffiliated Third-Party Loans

ICG Note

On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group LLC (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. As of June 28, 2025, the third party had converted $872,000 of the Company’s obligations under the ICG Note into 1.4 million shares of the Company’s common stock. As of June 27, 2026 and December 27, 2025, the amount outstanding on the ICG Note was approximately $0 and $26,000, respectively.

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

During the quarter ended June 28, 2025, one of the two non-affiliated Investors exercised the remainder of the Small Warrant for a total of 45,455 shares (see Note 17). During the fourth quarter of the year ended December 28, 2024, the non-affiliated Investor exercised the Big Warrant for a total of 200,000 shares of the Company’s common stock, and the other two non-affiliated Investors exercised the Small Warrant for a total of 90,908 shares. Additionally, during the fourth quarter of the year ended December 28, 2024, these unaffiliated third-parties agreed to convert a portion their respective investment into Future Equity Agreements of the Company’s subsidiary, Alyea Therapeutics and, consequently, approximately $1.3 million was reclassified as non-controlling interest. During the 13 weeks ended June 28, 2025, the Company paid approximately $0.2 million, in principal and accrued interest, to one of the two non-affiliated Investors in settlement of its debt. As of June 27, 2026 and December 27, 2025, the outstanding balance due on the debentures was approximately $0 and $0.3 million, respectively, consisting of principal and accrued interest.

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

The SEC Complaint’s remaining allegations relate to financial, disclosure and reporting violations against the executive officer under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5. The SEC Complaint also alleges various claims against the executive officer under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC continues to seek a permanent injunction, civil penalties, and an officer-and-director bar against the executive officer. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

Sieggreen

In a matter pending in the United States District Court for the District Of Nevada, Case No. 2:21-cv-01517-CDS-EJY, styled as Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5(a) and 10b-5(c) promulgated thereunder. In June 2023 the Company filed a Motion to Dismiss, which the Court granted with leave for Plaintiffs to file a second amended complaint. Plaintiffs filed their Second Amended Complaint on October 31 2024. On December 16, 2024, the Company filed a Motion to Dismiss, which the Court denied. Thereafter, the Company filed an answer to the Second Amended Complaint. The Company strongly disputes and denies all of the allegations contained therein and will continue to defend itself vigorously against the claims.

Main/270

The Company is a defendant in an action filed on April 11, 2022, in the U.S. District Court Southern District of Ohio, Eastern Division, styled, Trustees Main/270, LLC, Plaintiff, vs ApplianceSmart, Inc. and JANONE, Inc., Defendant, Case No.: 2:22-cv-01938-ALM-EPD. The Company was a guarantor of the lease between the Plaintiff and ApplianceSmart, Inc. Plaintiff alleged a cause of action against the Company in respect of the guaranty and seeks approximately $90,000 therefor. Plaintiff also seeks approximately $1,420,000 against ApplianceSmart and the Company on a joint and several basis. Trial has already been conducted in this case. The Company does not believe that it is obligated to Plaintiff in that amount and the parties continue to negotiate a potential settlement. On October 3, 2025, the Court entered a final judgment against the Company for $1.3 million plus pre- and post-judgment interest. On November 3, 2025, the Company timely filed an appeal with the United States Court of Appeals for the Sixth Circuit, and that appeal remains pending. Plaintiff has initiated the process to domesticate to judgment (which, as noted above, is currently under appeal) in Nevada. The Company has filed a motion to stay the process with the Ohio courts. In connection with that motion, the Company may be required to obtain a bond.

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

First Capital Consulting, Inc. DBA Trusaic vs. ALT5 Sigma Corporation

In a matter in the Los Angeles, California Superior Court Case No. 24STCV02261, styled as First Capital Consulting, Inc., Plaintiff v ALT5 Sigma Corporation, ARCA Recycling, Inc., Customer Connexx LLC; and DOES 3 through 10, inclusive, Defendants; plaintiff is seeking $97,696, plus costs and interest, against the Company for unpaid obligations of entities that no longer exist or do not have any assets, i.e., ARCA Recycling Inc. and Customer Connexx LLC. Plaintiff alleges that ALT5 Sigma, as the parent company at the time, should be responsible for the fees. Plaintiff filed a motion for summary judgment on March 5, 2026, which the Court granted on June 2, 2026. Due to certain procedural issues, judgment has not yet been entered against the Company. When entered, the judgment will be $97,690 plus interest in the amount of $52,887. Once entered, plaintiff has advised that it will seek to recover its attorneys’ fees.

Judgment in Rwanda

ALT 5 Sigma Canada Inc., our indirect-, wholly-owned second-tier Canadian subsidiary, is the subject of certain legal proceedings in the Rwanda judicial system stemming from issues that allegedly occurred in 2023, prior to the Company’s acquisition of the ALT 5 Subsidiary (and, indirectly, the Canadian subsidiary). At stake in those proceedings is US$3.5 million of the Canadian subsidiary’s funds that are held on deposit in its account at I&M Bank in Rwanda. On May 7, 2025, the Intermediate Court of Nyarugenge, Rwanda, rendered findings and a decision that the Canadian subsidiary was guilty of the offense of inability to justify the origin of assets (the US$3.5 million) and money laundering, but not guilty of forming or joining a criminal association and that the US$3.5 million be permanently forfeited and deposited into the Rwandan State Treasury. The Intermediate Court also ordered that the Canadian subsidiary be dissolved. A co-defendant in those proceedings is Mr. Andre Beauchesne, who was that entity’s principal in 2023. The Intermediate Court sentenced Mr. Beauchesne to seven years of imprisonment because he did not attend the court proceedings and did not present a defense, along with fining him the equivalent sum of USD $517,131.5625. On June 6, 2025, Mr. Beauchesne and the Canadian subsidiary appealed the Intermediate Court’s decision to the High Court of Kigali, Rwanda, and, as of the date of this Quarterly Report, the matter remains under judicial review. In the appeal, both appellants dispute the findings of the Intermediate Court, reiterate and continue to maintain that each was a victim of fraud, and that the Canadian subsidiary should regain access to the funds that belong to it (US$3.5 million). None of the Canadian subsidiary’s customers was impacted by the Intermediate Court’s decision for confiscation of the funds. Although no assurance can be given as to the outcome of the appeal, the Company and its Canadian subsidiary are actively pursuing all available legal remedies to protect their interests and those of their stakeholders. In connection with the Intermediate Court’s Rwanda decision and pending the outcome of the appeal, the Company has recorded a US$3.5 million allowance on its condensed consolidated balance sheets.

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

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of June 27, 2026.

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

Note 17: Stockholders’ Equity

Common Stock: Our Articles of Incorporation authorize 2.0 billion shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 13 weeks ended June 28, 2026 and June 28, 2025, no shares of common stock were issued in lieu of professional services.

During the quarter ended June 27, 2026, the Company issued 12,670,257 shares of its common stock for the acquisition of Block Street.

During the quarter ended June 28, 2025, the Company issued 100,000 shares of its common stock to one individual under the Company’s 2023 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $605,000.

During the quarter ended June 28, 2025, the Company issued 17,511 shares of its common stock to a non-affiliated third-party in exchange for brokerage services rendered.

During the quarter ended June 28, 2025, the Company issued an aggregate of 700,000 restricted stock units to Tony Isaac, the Company’s President. 350,000 of the restricted stock units were issued from the Company’s 2024 Plan and 350,000 were issued from the Company’s 2023 Plan. The aggregate value of the shares at issuance was approximately $1.4 million.

During the quarter ended June 28, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $323,000 of obligations into 529,161 shares of the Company’s common stock (see Note 14).

During the quarter ended June 28, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $306,000 of obligations into 502,852 shares of the Company’s common stock (see Note 14).

On May 15, 2025, pursuant to the terms and conditions of a promissory note, the Company converted approximately $91,500 of obligations into 150,000 shares of the Company’s common stock (see Note 14).

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

During the quarter ended March 29, 2025, the Company issued 45,455 shares of its common stock related to the exercise of warrants under the Small Debenture (see Note 14).

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

As of June 27, 2026, and December 27, 2025, there were 139,836,511 and 126,474,169 shares, respectively, of common stock issued and outstanding, net of shares held in Treasury of 674,651 as of June 27, 2026.

Equity Offerings: The Company’s 2024 Plan, which was adopted by the Board in November 2024 and approved by the stockholders at the 2024 annual meeting of stockholders, replaces the 2023 Plan, which replaced the 2016 Plan, which replaced the 2011 Plan. Under the 2024 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is 2,800,000 shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended June 28, 2026, there were no grants under the 2024 Plan.

The Company’s 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended June 28, 2026 and June 28, 2025, the Company recognized $0 and $0 in share-based compensation expense related to the 908,852 RSU’s that were awarded and immediately vested.

The Company’s 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of June 28, 2026 and December 27, 2025, 100,000 options were outstanding under the 2016 Plan.

The Company’s 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of June 28, 2026 and December 27, 2025, 8,000 were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended June 27, 2026.

Additional information relating to all outstanding stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 27, 2025	20,000	$3.83	$-	4.7
Outstanding at March 28, 2026	20,000	$3.83	$-	4.4
Outstanding at June 27, 2026	20,000	$3.83	$-	4.2
Exercisable at June 27, 2026	20,000	$3.83	$-	4.2

The Company recognized $0 and $0 in share-based compensation expense related to restricted stock units for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and $0 and $0 for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively.

As of June 27, 2026, the Company had no unrecognized share-based compensation expense associated with equity awards.

Series I Convertible Preferred Stock

Shares of Series I Preferred Stock are convertible into the Company’s common shares at a ratio of 100:1. No shares were converted during the 13 weeks ended June 27, 2026. As of June 27, 2026 and December 27, 2025, there were 12,500 shares and 17,000 shares of Series I Convertible Preferred Stock outstanding.

Series Q Convertible Preferred Stock

Shares of Series Q Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. No shares were converted during the 13 weeks ended June 27, 2026. As of June 27, 2026 and December 27, 2025, there were 867,387 shares and 925,212 shares of Series Q Convertible Preferred Stock outstanding.

Series S Preferred Stock

On December 28, 2022 the Company acquired Soin Therapeutics LLC, by way of a triangular merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company’s Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. No shares were converted during the 13 weeks ended June 27, 2026. As of June 27, 2026 and December 27, 2025, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.

Series V Convertible Preferred Stock

Shares of Series V Preferred Stock are convertible into the Company’s common shares at a ratio of 120:1. All outstanding shares of Series V Preferred Stock were converted into 600,000 shares of the Company’s common stock (see above). As of June 27, 2026 and December 27, 2025, there were 0 and 5,000 shares of Series V Convertible Preferred Stock outstanding, respectively. (See Note 18.)

Note 18: Mezzanine Equity

During the year ended December 28, 2024, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity. As of June 27, 2026 and December 27, 2025, the outstanding balance in mezzanine equity relates to the $17.0 million convertible tranche originally valued at approximately $3.9 million.

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

The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Continuing Operations
Basic and diluted
Net loss from continuing operations	$(228,347)	$(5,502)	$(499,662)	$(7,823)
Weighted average common shares outstanding	136,634,138	18,550,568	131,726,513	17,050,637
Basic and diluted loss per share from continuing operations	$(1.67)	$(0.30)	$(3.79)	$(0.46)
Discontinued Operations
Basic and diluted
Net loss from discontinuing operations	$(1,210)	$(3,613)	$(1,387)	$(4,153)
Weighted average common shares outstanding	136,634,138	18,550,568	131,726,513	17,050,637
Basic and diluted loss per share from discontinuing operations	$(0.01)	$(0.19)	$(0.01)	$(0.24)
Total
Basic and diluted
Net (loss) income	$(229,557)	$(9,115)	$(501,049)	$(11,976)
Weighted average common shares outstanding	136,634,138	18,550,568	131,726,513	17,050,637
Basic and diluted loss per share	$(1.68)	$(0.49)	$(3.80)	$(0.70)

Potentially dilutive securities totaling approximately 9.2 million and 9.2 million were excluded from the calculation of diluted earnings per share for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and 9.2 million and 9.2 million were excluded from the calculation of diluted earnings per share for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively, because the effects were anti-dilutive.

Note 20: Income Taxes

The Company recorded an income tax benefit from continuing operations of approximately $142.2 million and an income tax benefit in the amount of approximately $0.2 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively, and an income tax expense from discontinued operations of $0.0 million and an income tax expense of $3.0 million for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively. The Company’s overall effective tax rate was (21)% and 31% for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to foreign and state taxes and certain non-deductible expenses.

Note 21: Segment Information

The Company operates within targeted markets through three reportable segments for continuing operations: Fintech, Biotech, and Corporate and Other. The Biotech segment is being presented as discontinued operations for the 13 and 26 weeks ended June 27, 2026 and June 28, 2025 (see Note 4).

The following tables present the Company’s segment information for the 13 and 26 weeks ended June 27, 2026 and June 28, 2025 (in $000’s):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues
Fintech	$2,414	$6,378	$7,126	$11,892
Corporate and other	—	—	—	—
Discontinued operations	—	—	—	—
Total Revenues	$2,414	$6,378	$7,126	$11,892
Gross profit
Fintech	$2,355	$2,775	$5,929	$5,366
Corporate and other	—	—	—	—
Discontinued operations	—	—	—	—
Total Gross profit	$2,355	$2,775	$5,929	$5,366
Operating income (loss)
Fintech	$2,618	$(1,079)	$980	$(1,442)
Corporate and other	(3,326)	(1,016)	(4,431)	(2,283)
Discontinued operations	(1,210)	(657)	(1,387)	(1,197)
Total Operating loss	$(1,918)	$(2,752)	$(4,838)	$(4,992)
Depreciation and amortization
Fintech	$1,528	$834	$1,616	$1,561
Corporate and other	—	—	—	—
Discontinued operations	965	643	965	1,126
Total Depreciation and amortization	$2,493	$1,477	$2,581	$2,687
Interest expense, net
Fintech	$165	$395	$545	$772
Corporate and other	405	155	531	498
Discontinued operations	—	—	—	—
Total Interest expense, net	$570	$550	$1,076	$1,270
Net loss before income taxes
Fintech	$(19,714)	$(4,760)	$(18,083)	$(5,687)
Corporate and other	(265,772)	(1,174)	(623,800)	(2,283)
Discontinued operations	(1,210)	(657)	(1,387)	(1,197)
Total net loss before income taxes	$(286,696)	$(6,591)	$(643,270)	$(9,167)

Note 22: Related Parties

Shared Services

Tony Isaac, the Company’s President, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac is a member of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $30,000 and $30,000 for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and $60,000 and $58,000 for the 26 weeks ended June 27, 2026 and June 28, 2025, respectively. ALT5 rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada.

Note 23: Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements other than as discussed below:

Sale of ALT5 Sigma Canada, Inc.

On July 29, 2026, the Company and its first tier, wholly -(a Delaware corporation referenced in Note 1 as the “ALT5 Subsidiary”), owned subsidiary, Alt 5 Sigma, Inc., entered into an Acquisition Agreement with Prime Delta Corp., a Delaware corporation (“Prime Delta”), pursuant to which the Alt 5 Subsidiary sold to Prime Delta all of the issued and outstanding shares of Alt 5 Sigma Canada, Inc. (“Alt 5 Canada”; referenced in these Notes as our indirect, wholly-owned second tier Canadian subsidiary), through which the Company conducted its payments business. In exchange, the Company received the following consideration: (i) a four (4)-year secured promissory note (the “Prime Delta Note”) in the initial principal amount of $12.0 million, bearing interest at 4% per annum, with interest payments due on the 10th day of each month, $1.0 million of principal payable on or before August 11, 2026, and the remaining principal payable in four equal annual installments of $2,750,000 (all subject to early payments in amounts no less than twenty percent (20%) of the net amounts received by Prime Delta from third-party investors of Prime Delta), and (ii) 11,551,750 newly issued shares of Prime Delta common stock (“Prime Delta Stock”). The Company valued the Prime Delta Note at its net present value of $9,251,847, using a market interest rate of 18%, less a Current Expected Credit Losses (CECL) discount of $5,876,847, for a net value of $3,375,000. The fair market value of the Prime Delta’s issued common stock is zero, as there is no readily ascertainable market for such shares. Accordingly, the aggregate fair market value of the consideration received is $3,375,000. The combined value of the Company’s investment in Alt 5 Canada through the ALT5 Subsidiary and the and the intercompany loans made to Alt 5 Canada is $17,415,025, resulting in a loss of $14,040,025 on the sale. The transaction closed on August 3, 2026.

The Prime Delta Note is secured by substantially all of the assets of Prime Delta and is guaranteed by certain affiliates of Prime Delta. In connection with the transaction, the Company assigned to Prime Delta the “Alt 5” and “Alt 5 Sigma” trademarks and related rights, agreed to cease use of those names, and agreed to change the names of its subsidiaries whose legal names include “Alt 5” within 90 days following the closing.

Additionally, through counsel for Prime Delta, the Company may offer the holders of its Series B Preferred Stock the opportunity to redeem their shares of Series B Preferred Stock, on a consensual basis, in exchange for their pro rata share of up to 8,551,750 shares of Prime Delta Stock, on a one share of Series B Preferred Stock -for-one share of Prime Delta Stock basis. No such redemption offer has commenced and no documentation has been prepared or filed, as applicable.

Amendments to Promissory Notes and Warrants

Effective July 7, 2026, the Company entered into Extension and First Amendment Agreements with the holders of ten promissory notes with an aggregate principal amount of CAD$2,750,000, pursuant to which the maturity dates of the notes were extended to October 1, 2026 in consideration of the payment of extension fees equal to 1.75% of the principal amount of each note, or CAD$48,125 in the aggregate. In connection with the extensions, the Company amended warrants held by five of the noteholders to purchase an aggregate of 340,000 shares of the Company’s common stock, to reduce the per-share exercise prices of each from $2.25 to $1.00 and to extend their expiration date from May 15, 2027 to December 31, 2027.

Concrete Agreement

On July 30, 2026, Alt5 Digital Holdings, Inc., a Wyoming corporation and indirect, wholly-owned subsidiary of the Company (“Alt5 Digital”), and Concrete Network Services Ltd, a BVI business company (“Concrete”), entered into a two-year Master Services Agreement (the “Agreement”), pursuant to which the parties determined that Concrete would provide certain services to Alt 5 Digital through two separate Statements of Work (the “SOWS”).  The services are generally described as vault infrastructure and related services on an exclusive basis in respect of $100,000,000 of WLFI tokens that ALT 5 Digital provided under the SOWS to Concrete.  Through a series of steps, Concrete will deposit and deploy $32,000,000 of cash or cash equivalent that it obtains in connection with the provision of its services into specific deployment activities agreed between the parties to generate certain investment returns, through which Concrete will be paid fees for the services referenced above and an otherwise unrelated third party will receive certain remuneration in connection with the tokens and the cash or cash equivalents that Concrete processes.  Concrete also delivered $3,000,000 of cash or cash-equivalents to Alt 5 Digital as an advance payment of those certain expected investment returns.  Such advance will be due and owing to Concrete and will be repaid by repayments expected to be generated, in full or in part, through such deployment activities.  Any shortfall in such repayment of the $3,000,000 is guaranteed by Alt 5 Digital.  Upon conclusion of the term and the parties receiving their specified yields, Concrete shall return to Alt 5 Digital the $100,000,000 of WLFI tokens that ALT 5 Digital had deposited with Concrete at the commencement of the parties’ relationship, subject to satisfaction of the applicable secured obligations and release conditions under the Agreement.  As of the date of this Quarterly Report, Concrete has deposited and deployed $25,000,000 of the referenced cash or cash equivalents.  Lastly, the Agreement provides for mutual indemnification between the parties.

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

Our Biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. We have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for to decouple it from us so that it would operate on a stand-alone basis. The Biotech segment is being presented as discontinued operations for the 13 and 26 weeks ended June 27, 2026 and June 28, 2025.

Corporate and Other

In August 2025, we closed a $1.5 billion registered direct offering and concurrent private placement to launch our WLFI Treasury Strategy. This “capital with a purpose” financing positioned the Company as one of the most significant institutional holders of WLFI, securing a meaningful stake in the native governance token of the World Liberty Financial ecosystem.

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

For the Thirteen Weeks Ended June 27, 2026 and June 28, 2025

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000’s):

	13 Weeks Ended	13 Weeks Ended
	June 27, 2026	June 28, 2025
Statement of Operations Data:
Revenue	$2,414	$6,378
Gross profit	2,355	2,775
Selling, general and administrative expenses	3,063	4,870
Interest (expense), net	(570)	(550)
Unrealized loss on cryptocurrency assets	(285,149)	—
Unrealized gain on exchange transactions	41	211
Realized gain (loss) on exchange transactions	520	(3,485)
Other (expense), net	376	(15)
Net loss from continuing operations before provision of income taxes	(285,490)	(5,934)
Income tax provision (benefit) from continuing operations	57,143	(432)
Net loss from continuing operations	(228,347)	(5,502)
Net loss from discontinued operations before provision of income taxes	$(1,210)	$(657)
Income tax expense from discontinued operations	—	2,956
Net loss from discontinued operations	$(1,210)	$(3,613)
Net loss	$(229,557)	$(9,115)

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	13 Weeks Ended		13 Weeks Ended
	June 27, 2026		June 28, 2025
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$2,414	100.0%	$6,378	100.0%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total revenue	$2,414	100.0%	$6,378	100.0%

	13 Weeks Ended		13 Weeks Ended
	June 27, 2026		June 28, 2025
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$2,355	97.6%	$2,775	43.5%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total gross profit	$2,355	97.6%	$2,775	43.5%

Revenue

Revenue decreased by approximately $4.0 million for the 13 weeks ended June 27, 2026, as compared to the 13 weeks ended June 28, 2025. The decrease is due to the loss of a large customer.

Gross Profit

Gross profit decreased by approximately $0.4 million for the 13 weeks ended June 27, 2026, as compared to the 13 weeks ended June 28, 2025. The decrease is primarily due to the loss of a large customer.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by approximately $1.8 million for the 13 weeks ended June 27, 2026, as compared to the 13 weeks ended June 28, 2025, primarily due to lower labor costs and the higher costs due to the acquisition of Mswipe in 2025.

Unrealized Loss on Cryptocurrency Assets

Unrealized loss on cryptocurrency assets for the 13 weeks ended June 27, 2026 was approximately $285.1 million. An unrealized gain or loss on cryptocurrency assets was recorded to mark the fair value of the WLFI tokens.

Segment Performance

We report our business in the following segments: Fintech, Biotechnology and Corporate and Other. During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. Consequently, the Biotech segment is being presented as discontinued operations for the 13 weeks ended June 27, 2026 and June 28, 2025.

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended June 27, 2026				13 Weeks Ended June 28, 2025
	Fintech	Corporate and Other	Biotech (Discontinued Operations)	Total	Fintech	Corporate and Other	Biotech (Discontinued Operations)	Total
Revenue	$2,414	$—	$—	$2,414	$6,378	$—	$—	$6,378
Cost of revenue	59	—	—	59	3,603	—	—	3,603
Gross profit	2,355	—	—	2,355	2,775	—	—	2,775
Selling, general and administrative expense	(263)	3,326	1,210	4,273	3,854	1,016	657	5,527
Operating income (loss)	$2,618	$(3,326)	$(1,210)	$(1,918)	$(1,079)	$(1,016)	$(657)	$(2,752)

Fintech Segment

Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024, as well as Mswipe, which was acquired during May 2025. Revenue for the 13 weeks ended June 28, 2026 was approximately $2.4 million, and gross margin percentage was 97.6%. Operating income for the fiscal year ended 13 weeks ended June 27, 2026 was approximately $2.6 million.

Corporate and Other Segment

Our Corporate and Other segment generated no revenue for the for the 13 weeks ended June 27, 2026 and the 13 weeks ended June 28, 2025. Selling, general and administrative expenses increased primarily due to increased labor costs.

Biotechnology Segment

During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. Consequently, the Biotech segment is being presented as discontinued operations for the 13 weeks ended June 27, 2026 and June 28, 2025. Our Biotech segment generated no revenue for the 13 weeks ended June 27, 2026 and the 13 weeks ended June 28, 2025. Selling, general and administrative expenses increased $0.5 million due to increased research and development expenses.

For the Twenty-six Weeks Ended June 27, 2026 and June 28, 2025

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000’s):

	26 Weeks Ended	26 Weeks Ended
	June 27, 2026	June 28, 2025
Statement of Operations Data:
Revenue	$7,126	$11,892
Gross profit	5,929	5,366
Selling, general and administrative expenses	9,380	9,091
Interest expense, net	(1,076)	(1,270)
Unrealized loss on cryptocurrency assets	(633,450)	—
Unrealized gain on exchange transactions	—	298
Realized gain on exchange transactions	(5,562)	(3,177)
Other income (expense), net	1,654	(96)
Loss from continuing operations before provision of income taxes	(641,885)	(7,970)
Income tax provision (expense) from continuing operations	142,223	(147)
Net loss from continuing operations	$(499,662)	$(7,823)
Loss from discontinued operations before provision of income taxes	(1,387)	(1,197)
Income tax expense from discontinued operations	—	2,956
Net loss from discontinued operations	$(1,387)	$(4,153)
Net loss	$(501,049)	$(11,976)

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	26 Weeks Ended		26 Weeks Ended
	June 27, 2026		June 28, 2025
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$7,126	100.0%	$11,892	100.0%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total revenue	$7,126	100.0%	$11,892	100.0%

	26 Weeks Ended		26 Weeks Ended
	June 27, 2026		June 28, 2025
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$5,929	83.2%	$5,366	45.1%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total gross profit	$5,929	83.2%	$5,366	45.1%

Revenue

Revenue decreased by approximately $4.8 million for the 26 weeks ended June 27, 2026, as compared to the 26 weeks ended June 28, 2025. The decrease is due to the loss of a major customer.

Gross Profit

Gross profit increased by approximately $0.6 million for the 26 weeks ended June 27, 2026, as compared to the 26 weeks ended June 28, 2025. The increase is due to the loss of a large low margin customer.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by approximately $0.3 million for the 26 weeks ended June 27, 2026, as compared to the 26 weeks ended June 28, 2025, the decrease is due an increase in professional fees in 2026 and due to higher costs due to the acquisition of Mswipe in 2025.

Interest Expense, net

Interest expense, net decreased by approximately $0.2 million for the 26 weeks ended June 27, 2026, as compared to the 26 weeks ended June 28, 2025 primarily due to pay down of debt.

Unrealized Loss on Cryptocurrency Assets

Unrealized loss on cryptocurrency assets for the 26 weeks ended June 27, 2026 was approximately $633.5 million. An unrealized gain or loss on cryptocurrency assets was recorded to mark the fair value of the WLFI tokens.

Segment Performance

We report our business in the following segments: Fintech, Biotechnology and Corporate and Other. During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. As a result, the Biotech segment is being presented as discontinued operations for the 26 weeks ended June 27, 2026 and June 28, 2025.

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	26 Weeks Ended June 27, 2026				26 Weeks Ended June 28, 2025
	Fintech	Corporate and Other	Biotech (Discontinued Operations)	Total	Fintech	Corporate and Other	Biotech (Discontinued Operations	Total
Revenue	$7,126	$—	$—	$7,126	$11,892	$—	$—	$11,892
Cost of revenue	1,197	—	—	1,197	6,526	—	—	6,526
Gross profit	5,929	—	—	5,929	5,366	—	—	5,366
Selling, general and administrative expense	4,949	4,431	1,387	10,767	5,611	2,283	1,197	9,091
Operating (loss) income	$980	$(4,431)	$(1,387)	$(4,838)	$(245)	$(2,283)	$(1,197)	$(3,725)

Fintech Segment

Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024, as well as Mswipe, which was acquired during May 2025. Revenue for the 26 weeks ended June 27, 2026 was approximately $7.1 million, and gross margin percentage was 83.2%. Operating income for the fiscal year ended 26 weeks ended June 28, 2025 was approximately $1.0 million.

Corporate and Other Segment

Our Corporate and Other segment generated no revenue for the for the 26 weeks ended June 27, 2026 and the 26 weeks ended June 28, 2025. Selling, general and administrative expenses increased primarily due to increased costs for labor, accounting and public company expenses.

Biotechnology Segment

During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. As a result, the Biotech segment is being presented as discontinued operations for the 26 weeks ended June 27, 2026 and June 28, 2025. Our Biotech segment generated no revenue for the for the 26 weeks ended June 27, 2026 and the 26 weeks ended June 28, 2025. Selling, general and administrative expenses were primarily due to research and development expenses.

Liquidity and Capital Resources

Overview

As of June 27, 2026, our cash on hand net of reserve, was $3.1 million. Approximately $3.5 million of cash has been fully reserved in connection with the legal matter, further described in Note 15 to the consolidated financial statements. We intend to raise funds either through capital raises or structured arrangements, which would include effectuating our previously announced intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis, although its financial statements would continue to be consolidated with ours for as long as we have a controlling interest.

Cash Flows

During the 26 weeks ended June 27, 2026, cash used in continuing operations was approximately $18.5 million, compared to cash used in continuing operations of approximately $6.7 million during the 26 weeks ended June 28, 2025. The decrease in cash was primarily due an unrealized loss on crypto currency assets offset by a change in deferred tax liability.

Cash used in investing activities for continued operations was $0.5 million for the 26 weeks ended June 27, 2026, compared to cash provided by investing activities of $0.1 million for the 26 weeks ended June 28, 2025. Cash provided by investing activities for the 26 weeks ended June 28, 2025 was related to the purchase of treasury shares offset by the acquisition of Mswipe, in 2025. There was no cash used in investing activities for discontinued operations during the 26 weeks ended June 27, 2026 or June 28, 2025.

Cash provided by financing activities was $10.7 million for the 26 weeks ended June 27, 2026, and relates to proceeds from notes payable, partially offset by purchases of short-term certificates of deposits and cash paid for notes payable. Cash provided by financing activities was approximately $3.7 million for the 26 weeks ended June 28, 2025, and relates to proceeds received from the issuance of notes payable, as well as warrants converted to our common stock, partially offset by cash paid for notes payable and related party notes payable. There was no cash provided by financing activities for discontinued operations during the 26 weeks ended June 27, 2026 or June 28, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 27, 2026, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 27, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting were not effective as of June 27, 2026. Management noted the following deficiencies that management believes to be material weaknesses:

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15and 15d-15 of the Exchange Act that occurred during the fiscal year ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.127		Acquisition Agreement among the Registrant, Alt 5 Sigma, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant, Alt 5 Sigma Canada, Inc., a wholly-owned subsidiary of Alt 5 Sigma, Inc, and Prime Delta Corp., a Delaware corporation, made and entered into as of July 29, 2026, for a transaction that closed on August 3, 2026.

10.128		Secured Promissory Note of Prime Delta Corp., a Delaware corporation, in favor of the Registrant, dated July 29, 2026, for a transaction that closed on August 3, 2026.

10.129		Security Agreement of Prime Delta Corp., a Delaware corporation, in favor of the Registrant, made and entered into as of July 28, 2026, for a transaction that closed on August 3, 2026.

10.130		Guaranty of Jean Francois Amyot in favor of the Registrant, dated July 28, 2026, for a transaction that closed on August 3, 2026.

10.131		Guaranty of Wellington Peel Trust, U/D/T March 25, 2016, a trust formed under Delaware law, in favor of the Registrant, dated July 28, 2026, for a transaction that closed on August 3, 2026.

10.132		Guaranty of Wellington Peel, LLC, a Delaware limited liability company, in favor of the Registrant, dated July 28, 2026, for a transaction that closed on August 3, 2026.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

AI Financial Corporation
(Registrant)

Date:	August 17, 2026	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 17, 2026	By:	/s/Steven M. Plumb
Steven M. Plumb
Chief Financial Officer
(Principal Financial and Accounting Officer)

