Form 10-Q
period 2026-09-26
AI Financial Corp
filed 2026-11-12
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2026

or

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

As of November 9, 2026, there were 139,836,511 outstanding shares of the registrant’s common stock, with a par value of $0.001.

AI FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	September 26, 2026	December 27, 2025*
	(Unaudited)
Assets
Cash	$2,558	$2,269
Short term investment	1,300	—
Trade and other receivables, net	1,818	2,152
Digital assets receivable	—	—
Prepaid expenses and other current assets	1,090	274
Other current assets	505	381
Current assets from discontinued operations	—	24,390
Total current assets	7,271	29,466
Property and equipment, net	23	28
Intangible assets, net	18,535	7,282
Cryptocurrency assets, at fair value	417,441	1,054,663
Deferred income taxes, net	229,063	83,625
Goodwill	8,417	8,417
Notes receivable, net	3,375	—
Other assets from discontinued operations	14,081	35,974
Total assets	$698,206	$1,219,455
Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$2,816	$4,670
Accrued liabilities - other	3,898	7,689
Convertible debentures	75	—
Notes payable	12,507	5,944
Current liabilities from discontinued operations	1,596	33,096
Total current liabilities	20,892	51,399
Notes payable	18,000	8,247
Other noncurrent liability	1,668	—
Noncurrent liabilities from discontinued operations	—	607
Total liabilities	40,560	60,253
Commitments and contingencies (Note 14)	—	—
Mezzanine equity
Series S preferred stock — convertible component classified in mezzanine equity (Note 17)	3,856	3,856
Stockholders’ equity:
Preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 0 shares issued and outstanding at September 26, 2026 and December 27, 2025	—	—
Preferred stock, series B - par value $0.001 per share, 34,250 authorized, 34,207 shares issued and outstanding at September 26, 2026 and December 27, 2025	717	717
Convertible preferred stock, series I - par value $0.001 per share, 2,000,000 authorized, 12,500 and 17,000 shares issued and outstanding at September 26, 2026 and December 27, 2025	—	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 0 shares issued and outstanding at September 26, 2026 and December 27, 2025	—	—
Preferred stock, series Q - par value $0.001 per share, 2,000,000 authorized, 867,387 and 925,212 shares issued and outstanding at September 26, 2026 and December 27, 2025	725	725
Series S preferred stock— permanent equity component (Notes 16 and 17)	7,993	7,993
Convertible preferred stock, series V - par value $0.001 per share, 125,000 authorized, 0 and 5,000 shares issued and outstanding at September 26, 2026 and December 27, 2025, respectively	—	—
Common stock, $0.001 par; 2,000,000,000 shares authorized; 139,958,768 issued and 139,836,511 outstanding at September 26, 2026; 126,474,169 issued and outstanding at December 27, 2025	140	126
Treasury stock, at cost, 122,257 and 0 shares at September 26, 2026 and December 27, 2025, respectively	(487)	—
Accumulated other comprehensive income (loss)	564	(6,306)
Additional paid-in capital	1,562,573	1,551,301
Accumulated deficit	(921,935)	(402,710)
Equity attributable to AI Financial Corporation shareholders	650,290	1,151,846
Noncontrolling interest	$3,500	$3,500
Total stockholder’s equity	653,790	1,155,346
Total liabilities, mezzanine equity and stockholders’ equity	$698,206	$1,219,455

*	Derived from audited information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. Comparative 2025 amounts have been reclassified to present ALT5 Canada and Biotechnology as discontinued operations. Consolidated net income and total earnings per share are unchanged. Amounts may not sum due to rounding.

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenues	$248	$913	$934	$1,235
Cost of revenues	160	465	388	789
Gross profit	88	448	546	446
Operating expenses:
Selling, general and administrative expenses	5,524	12,566	10,723	15,090
Operating loss	(5,436)	(12,118)	(10,177)	(14,644)
Other income (expense):
Interest income (expense), net	(469)	(359)	(1,000)	(858)
Unrealized gain on exchange transactions	—	234	—	234
Unrealized loss on crypto-currency assets	(3,841)	72,836	(637,222)	72,836
Realized gain (loss) on exchange transactions	83	—	194	—
Other income (expense), net	(3,204)	2	(1,552)	(78)
Total other (expense) income, net	(7,431)	72,713	(639,580)	72,134
Loss before benefit (provision) for income taxes	(12,867)	60,595	(649,757)	57,490
Income tax benefit (provision)	4,234	(13,287)	146,352	(15,922)
Net income (loss) from continuing operations	(8,633)	47,308	(503,405)	41,568
Loss from discontinued operations	(8,943)	(3,910)	(15,326)	(9,972)
Income tax benefit (provision) from discontinued operations	(599)	5,564	(494)	5,390
Net income (loss) from discontinued operations	(9,542)	1,654	(15,820)	(4,582)
Net income (loss)	$(18,175)	$48,962	$(519,225)	$36,986
Other comprehensive income:
Foreign currency translation and related reclassification adjustments	1,818	2,236	6,870	7,521
Comprehensive income (loss)	(16,357)	51,198	(512,355)	44,507
Net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$(0.06)	$0.65	$(3.74)	$1.17
Net income (loss) per share from continuing operations, diluted	$(0.06)	$0.28	$(3.74)	$0.31
Net income (loss) per share from discontinued operations, basic	$(0.07)	$0.02	$(0.12)	$(0.13)
Net income (loss) per share from discontinued operations, diluted	$(0.07)	$0.01	$(0.12)	$(0.03)
Net income (loss) per share, basic	$(0.13)	$0.67	$(3.86)	$1.04
Net income (loss) per share, diluted	$(0.13)	$0.29	$(3.86)	$0.28
Weighted average common shares outstanding:
Basic	139,836,511	72,887,313	134,429,846	35,662,862
Diluted	139,836,511	168,657,684	134,429,846	132,041,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(503,405)	$41,568
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	480	2,456
Stock-based compensation	—	5,901
Amortization and other noncash debt adjustments	950	225
Amortization of right-of-use assets	—	46
Unrealized gain/loss on cryptocurrency assets	637,222	(72,836)
Digital asset transaction adjustments	(194)	184
Realized gain on digital assets	—	3,591
Change in deferred income taxes	(145,438)	11,834
Other	(2,955)	(2,741)
Changes in assets and liabilities:
Accounts receivable	334	2,541
Digital assets receivable	—	(3,973)
Prepaid expenses and other current assets	(804)	(4,033)
Accounts payable and accrued expenses	(6,389)	4,197
Digital assets payable	—	(4,427)
Operating cash flows from discontinued operations	(806)	—
Net cash used in operating activities	(21,005)	(15,467)
INVESTING ACTIVITIES:
Purchases of short-term certificates of deposit	(5,000)	—
Proceeds from redemption of certificates of deposit	3,700	—
Purchases of property and equipment	—	(16)
Cash acquired in Mswipe acquisition	—	122
Cryptocurrency assets purchased	—	(716,717)
Cryptocurrency assets redeemed	—	5,309
Cash disposed of with ALT5 Canada	(1,024)	—
Net cash (used in) provided by investing activities	(2,324)	(711,302)
FINANCING ACTIVITIES:
Proceeds from equity financing	—	750,000
Payments of placement fees	—	(32,476)
Purchase of treasury common shares	(487)	—
Proceeds from the issuance of notes payable	18,000	4,032
Payments on notes payable	(765)	(2,131)
Payments on related party notes payable	—	(36)
Financing cash flows from discontinued operations	—	—
Net cash provided by financing activities	16,748	719,389
Effect of changes in exchange rate on cash and cash equivalents	6,870	7,521
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	289	141
CASH AND CASH EQUIVALENTS, beginning of period	2,269	7,177
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$2,558	$7,318
Supplemental cash flow disclosures:
Cash paid for interest (continuing and discontinued)	$1,496	$—
Noncash financing and investing activities:
Common stock issued for Block Street asset acquisition	$11,729	$—
Common stock issued for prefunded warrants granted	$—	$750,000
Notes payable converted to common stock	$—	$2,200
Common stock issued for the acquisition of Mswipe	$—	$5,184
Common stock warrants issued for the acquisition of Mswipe	$—	$1,652
Drew common stock issued for the acquisition of Mswipe	$—	$1,668
Convertible Preferred Series Q shares converted to common stock	$—	$500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AI FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A-1 Shares	Series A-1 Amount	Series S-1 Shares	Series S-1 Amount	Series B Shares	Series B Amount	Series I Shares	Series I Amount	Series M Shares	Series M Amount	Series Q Shares	Series Q Amount	Series V Shares	Series V Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 27, 2025	—	—	100,000	7,993	34,207	717	17,000	—	—	—	925,212	725	—	—	126,474,169	126	1,551,301	—	(402,710)	(6,306)	3,500	1,155,346
Common stock issued for Series Q convertible stock converted	—	—	—	—	—	—	—	—	—	—	(57,825)	—	—	—	57,825	1	—	—	—	—	—	1
Common stock issued for Series I convertible stock converted	—	—	—	—	—	—	(4,500)	—	—	—	—	—	—	—	450,000	6	—	—	—	—	—	6
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,000	—	12	—	—	—	—	12
Common stock issued for Debenture converted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	160,562	2	1,186	—	—	—	—	1,188
Common stock issued in lieu of notes payable obligation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17,698	—	26	—	—	—	—	26
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,077	—	8,077
Prior period adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9)	9	—	88	—	—	88
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(271,493)	—	—	(271,493)
Balance, March 28, 2026	—	—	100,000	7,993	34,207	717	12,500	—	—	—	867,387	725	—	—	127,166,254	126	1,552,534	—	(674,115)	1,771	3,500	893,251
Treasury share buyback	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(487)	—	—	—	(487)
ALT5 Sigma Corp common stock issued for Block Street	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,670,257	13	11,707	—	—	—	—	11,729
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,025)	—	(3,025)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(229,557)	—	—	(229,557)
Balance, June 27, 2026	—	—	100,000	7,993	34,207	717	12,500	—	—	—	867,387	725	—	—	139,836,511	139	1,564,241	(487)	(903,672)	(1,254)	3,500	671,902
Consolidation and other equity adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1	(1,668)	—	—	—	—	(1,667)
Foreign currency and noncompete basis adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,818	—	1,818
Reversal of prior-period presentation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(88)	—	—	(88)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,175)	—	—	(18,175)
Balance, September 26, 2026	—	—	100,000	7,993	34,207	717	12,500	—	—	—	867,387	725	—	—	139,836,511	140	1,562,573	(487)	(921,935)	564	3,500	653,790

	Series A-1 Shares	Series A-1 Amount	Series S-1 Shares	Series S-1 Amount	Series B Shares	Series B Amount	Series I Shares	Series I Amount	Series M Shares	Series M Amount	Series Q Shares	Series Q Amount	Series V Shares	Series V Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 28, 2024	23,480	—	100,000	7,993	34,207	8,552	17,000	—	3,200	—	925,212	1,321	5,000	—	15,417,693	9	62,207	(56,879)	(2,317)	3,925	24,811
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,499	—	94	—	—	—	94
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	45,455	—	78	—	—	—	78
Common stock issued for Series V convertible stock converted	—	—	—	—	—	—	—	—	—	—	—	—	(5,000)	—	600,000	—	—	—	—	—	—
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,633	—	3,633
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,861)	—	(425)	(3,286)
Balance, March 29, 2025	23,480	—	100,000	7,993	34,207	8,552	17,000	—	3,200	—	925,212	1,321	—	—	16,078,647	9	62,379	(59,740)	1,316	3,500	25,330
Series A-1 adjustment	20,770	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series A-1 Preferred	(44,250)	—	—	—	—	—	—	—	—	—	—	—	—	—	885,000	—	—	—	—	—	—
ALT5 Sigma Corp common stock issued for RSU’s granted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	800,000	1	605	—	—	—	606
ALT5 Sigma Corp common stock issued for note payable obligations	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,182,013	1	721	—	—	—	722
ALT5 Sigma Corp common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300,000	—	1,687	—	—	—	1,687
ALT5 Sigma Corp common stock issued for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,000,000	—	5,184	—	—	—	5,184
ALT5 Sigma Corp common stock warrants for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,652	—	—	—	1,652
Alyea common stock warrants for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,668	—	—	—	1,668
Common stock issued for Series Q convertible stock converted	—	—	—	—	—	—	—	—	—	—	(192,752)	(500)	—	—	192,752	—	500	—	—	—	—
ALT5 Sigma Corp common stock issued for professional services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	17,511	—	165	—	—	—	165
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,652	—	1,652
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,115)	—	(300)	(9,415)
Balance, June 28, 2025	—	—	100,000	7,993	34,207	8,552	17,000	—	3,200	—	732,460	821	—	—	20,455,923	11	74,561	(68,855)	2,968	3,200	29,251
Common stock issued for Series M conversion	—	—	—	—	—	—	—	—	(3,200)	—	—	—	—	—	90,000	—	—	—	—	—	—
Common stock issued for equity raise	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100,330,000	100	751,144	—	—	—	751,244
Common stock issued for RSU’s granted	—	—	—	—	—	—	—	—	—	—	—	—	—	—	555,000	1	5,295	—	—	—	5,296
Common stock issued for prefunded warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,000,000	1	749,999	—	—	—	750,000
Common stock for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,229,551	2	155	—	—	—	157
Common stock issued for notes payable obligations	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,429,155	2	1,479	—	—	—	1,481
Payment of placement fees for equity raise	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,545)	—	—	—	(32,545)
Net income and foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	48,962	2,236	—	51,198
Balance, September 27, 2025	—	—	100,000	7,993	34,207	8,552	17,000	—	—	—	732,460	821	—	—	126,089,629	117	1,550,088	(19,893)	5,204	3,200	1,556,082

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

The Company had three operating segments – Fintech, Biotechnology, and Corporate and Other. We have previously announced our intention to capitalize Drew Therapeutics Corporation (“Drew”), formerly Alyea Therapeutics Corporation, as a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. In connection with that potential series of transactions, the accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements.

On July 29, 2026, the Company agreed to sell ALT5 Sigma Canada, Inc. (“ALT5 Canada”), an indirect wholly owned subsidiary. The transaction closed on August 3, 2026. The results of ALT5 Canada are presented within discontinued operations in the accompanying consolidated financial statements.

Fintech

On May 15, 2024, the Company acquired ALT5 Sigma, Inc. (“ALT5 Subsidiary”). ALT5 Subsidiary is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and/or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets (see Note 3). The principal subsidiary of the Alt 5 Subsidiary, ALT5 Canada, was sold on August 3, 2026 (see Note 4).

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

Biotechnology

During September 2019, the Company, through its biotechnology segment, broadened its business perspectives to become a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone (“JAN123”). The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales. In that regard, we have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis. In connection with the Company’s prospective spinoff of Drew, accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 4).

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

The original WLFI purchase agreements imposed contractual transfer restrictions on 3,533,585,650 tokens acquired under the Token Purchase Agreement and 3,750,000,000 tokens acquired under the Securities Purchase Agreement. The agreements included twelve-month restriction periods, permitted collateral, staking or lending uses in specified circumstances, and additional stockholder-approval, charter-amendment and resale-registration conditions for release of the second tranche. The passage of a restriction period does not by itself establish that all release conditions have been met.

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

WLFI is considered a related party to the Company by virtue of the following relationships. Zachary Witkoff, the Chairman of the Company’s Board of Directors, is a Co-Founder and Chief Executive Officer of WLFI. Zachary Folkman, a member of the Company’s Board of Directors, is also a Co-Founder of WLFI. In addition, WLFI is the record owner of 1,000,000 shares of the Company’s Common Stock and has contractual rights to pre-funded warrants to purchase up to 99,000,000 additional shares of Common Stock, as well as warrants to purchase up to 20,000,000 shares of Common Stock at exercise prices ranging from $7.50 to $9.75 per share, each acquired in connection with the WLFI treasury program. As a result of these relationships, WLFI is deemed a related party under ASC 850, Related Party Disclosures, and all transactions between the Company and WLFI, including the Token Purchase Agreements pursuant to which the Company acquired its WLFI token holdings and the Master Loan and Security Agreement entered into in January 2026, have been reviewed and approved by the Audit Committee of the Board of Directors in accordance with the Company’s related party transaction policy

All acquisitions of WLFI tokens were executed through on-chain transactions and direct Token Purchase Agreements with the WLFI Foundation. The Company did not hold any WLFI tokens prior to August 12, 2025.

Our Corporate and Other segment consists of certain corporate general and administrative costs.

The Company reports on a 52- or 53-week fiscal year. The Company’s 2025 fiscal year (“2025”) ended on December 27, 2025, and the current fiscal year (“2026”) will end on December 26, 2026.

Liquidity Considerations

The Company incurred a net loss from continuing operations of approximately $503.4 million and a consolidated net loss of approximately $519.2 million for the thirty-nine weeks ended September 26, 2026. Current assets of approximately $7.3 million and current liabilities of approximately $20.9 million result in a working-capital deficit of approximately $13.6 million. These conditions raise substantial liquidity concerns.

The Company holds 7,283,585,650 WLFI tokens. The liquidity available from those holdings depends on contractual transfer, collateral and release conditions and the ability to monetize the tokens. Their quoted fair value is not equivalent to unrestricted cash available to fund operations.

The Company’s ability to fund operations and satisfy obligations depends on operating cash flows, available financing and the realization of assets, including WLFI holdings subject to applicable contractual conditions.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Reclassification

Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications relate primarily to the presentation of the Biotechnology segment and ALT5 Canada as discontinued operations.

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

Financial Instruments

Financial instruments consist primarily of cash, trade and other receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of trade and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at September 26, 2026 and December 27, 2025 approximate fair value.

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

Digital Assets and other Receivables

Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company held all digital assets in secure non-custodial wallets through the wallet services from Fireblocks and Utila. As of September 26, 2026, and December 27, 2025, the outstanding balances of digital assets and other receivables was nil and approximately $18.0 million, respectively.

Digital Assets and other Payables

Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and/or cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of September 26, 2026, the outstanding balance of digital assets and other payables was nil. As of December 27, 2025, the outstanding balance of digital assets and other payables was approximately $28.7 million, of which approximately $18.0 million were digital assets and $4.0 million were cash deposits.

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

Note 3: Mergers and Acquisitions

Block Street

On April 20, 2026, the Company entered into, a Stock Exchange Agreement (the “SEA”) with the four Stockholders’ of Block Street Corp., a Nevada corporation (“Block Street”), pursuant to which the Company acquired 100% of the issued and outstanding equity interests of Block Street in a share-for-share exchange, and Block Street became a wholly-owned subsidiary of the Company. Block Street operates a platform designed to support token issuances aligned with applicable regulatory frameworks and the tokenization of real-world assets. Block Street’s capabilities have not yet been deployed commercially and Block Street has not generated revenues to date.

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

The purchase price for this transaction consisted of our (i) issuing one million restricted shares of our common stock to the three sellers, valued at the Historical NOCP on May 9, 2025 of $6.10, (ii) granting five hundred thousand (500,000) four (4)-year common stock warrants to the three sellers, with a per-share exercise price of $5.50 (which was the approximate market price at the time that we reached an agreement in principal for this transaction), (iii) issuing shares in Drew to two of the sellers of Mswipe, which shares we then valued at $4.8 million, and (iv) issuing two 14-month straight promissory notes in the aggregate initial principal balance of approximately one million dollars with an interest rate at the AFR for quarterly compounded notes of 3.99% per annum and all principal and interest due at the maturity date. We also are acknowledging an equivalent 14-month term straight promissory note at the acquired company level that pre-dated our acquisition. The principal balance of this note, as of May 9, 2025, was approximately $5.1 million and the interest was reset to match that of the two notes that we issued. We also granted the sellers the right to one earn-out payment in the amount of $20.0 million (payable in cash or unregistered shares of our common stock) at the point in time if, or when, Mswipe generates a minimum of $15.0 million in annualized or actual total revenue from Mswipe’s operations.

The fair value of the purchase price components outlined above was $14.2 million due to fair value adjustments for the contingent consideration, cash acquired, and working capital adjustments, as detailed below (in $000’s):

ALT5 Common stock	$5,185
Common stock warrants	1,652
Seller notes	5,695
Drew Common Stock	1,668
Total purchase price	$14,200

Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $8.4 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of May 9, 2025, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for Mswipe to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price	$14,200
Accounts payable	1,400
Deferred taxes	2,038
Total liabilities assumed	3,438
Total consideration	17,638
Cash	122
Accounts receivable	1,218
Property and equipment	20
Intangible assets
Customer relationships	6,525
Trade names	500
Developed technology	675
Subtotal intangible assets	7,700
Other	162
Total assets acquired	9,222
Total goodwill	8,416

Proforma Information

The table below presents selected proforma information for the Company for the 13 and 39 weeks ended September 27, 2025, assuming that the acquisition had occurred on December 31, 2023 (the beginning of the Company’s 2024 fiscal year), pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods (in $000’s).

	As Reported		Adjustments	Proforma
	AI Financial Corporation Unaudited 13 weeks ended September 27, 2025	Mswipe Unaudited 13 weeks ended September 27, 2025	Adjustments(1)	AI Financial Corporation for the 13 weeks ended September 27, 2025
Net revenue	$7,575	$913		$8,438
Net income	$48,962	$2,213	$(89)	$51,086
Earnings per basic common share	$0.67			$0.70
Earnings per basic diluted share	$0.29			$0.30

	As Reported		Adjustments	Proforma
	AI Financial Corporation Unaudited 39 weeks ended September 27, 2025	Mswipe Unaudited 39 weeks ended September 27, 2025	Adjustments(1)	AI Financial Corporation for the 39 weeks ended September 27, 2025
Net revenue	$19,467	$1,235		$20,702
Net income	$36,986	$(789)	$(266)	$35,931
Earnings per basic common share	$1.04			$1.01
Earnings per basic diluted share	$0.28			$0.27

(1)	Adjustments are related to adjustments made for the following:

● Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.

Note 4: Discontinued Operations

As of December 27, 2025, the Company has characterized its Biotechnology segment as a discontinued operation on its financial statements, as follows: on May 21, 2025, the Company announced the planned formal separation of its healthcare assets, known as Drew, and noted that the scope and method of a partial or full disposition, whatever the methodology, would be determined and announced at a later date. On July 29, 2026, the Company agreed to sell ALT5 Canada; the sale closed on August 3, 2026. Accordingly, the operations of the Alt5 Canada have also been included in discontinued operations as of December 27, 2025.

The comparative December 27, 2025 balances have been reclassified to include ALT5 Canada with Biotechnology in discontinued operations. The reclassification changes the location of assets and liabilities but does not change total assets, total liabilities, mezzanine equity or stockholders’ equity. The following table presents the assets and liabilities of discontinued operations (in $000s).

	September 26, 2026	December 27, 2025
Assets from discontinued operations
Cash and cash equivalents	—	3,953
Trade and other receivables, net	—	140

Digital assets receivable	—	17,997
Prepaid expenses and other current assets	$—	$2,300
Total current assets from discontinued operations	—	24,390
Property and equipment, net [1]	1,170	1,170
Intangible assets, net [2]	12,540	29,584
Deferred income taxes	371	1,027
Goodwill, right-of-use assets and other assets	—	4,193
Total other assets from discontinued operations	14,081	35,974
Total assets from discontinued operations	$14,081	$35,974
Liabilities from discontinued operations
Accounts payable	$96	$486
Accrued liabilities - other [3]	1,500	3,349
Digital assets payable	—	28,693
Convertible debentures	—	563
Current operating lease liabilities	—	5
Total current liabilities from discontinued operations	1,596	33,096
Total noncurrent liabilities from discontinued operations	—	607
Total liabilities from discontinued operations	$1,596	$33,703

[1]	The Company’s property and equipment consisted of the following (in $000s):

	September 26, 2026	December 27, 2025
Projects under construction	$1,170	$1,170
Property and equipment	1,170	1,170
Less accumulated depreciation	—	—
Total property and equipment, net, from discontinued operations	$1,170	$1,170

No depreciation expense has been recorded for the 13 weeks ended September 26, 2026, and September 27, 2025, or the 39 weeks ended September 26, 2026, and September 27, 2025.

[2]	The Company’s intangible assets consisted of the following (in $000s):

	September 26, 2026	December 27, 2025
Soin intangible	$19,293	$19,293
Intangible assets	19,293	19,293
Less accumulated amortization	(6,753)	(5,467)
Soin intangible assets, net	12,540	13,826
ALT5 Canada intangible assets, net	—	15,758
Total intangible assets	$12,540	$29,584

Biotechnology amortization expense was approximately $1.3 million and $1.4 million for the thirty-nine weeks ended September 26, 2026 and September 27, 2025, respectively.

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

[3]	The Company’s accrued liabilities consisted of the following (in $000s):

	September 26, 2026	December 27, 2025
Due to Dr. Soin	$1,500	$2,500
ALT5 Canada accrued liabilities	$—	$849
Total accrued expenses	$1,500	$3,349

The results of ALT5 Canada and the Biotechnology business are presented within discontinued operations for all periods shown. The following table presents the thirteen- and thirty-nine-week results for September 26, 2026, and September 27, 2025 (in $000s). The comparative reclassification does not change consolidated net income.

	13 Weeks Ended		39 weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenues	$596	$6,662	$7,035	$18,232
Cost of revenues	20	4,487	989	10,689
Gross profit	576	2,175	6,046	7,543
Operating expenses from discontinued operations:
Selling, general and administrative expenses	(84)	8,645	5,483	16,409
Total operating expenses from discontinued operations	(84)	8,645	5,483	16,409
Operating income (loss) from discontinued operations	660	(6,470)	563	(8,866)
Other income (expense) from discontinued operations	(9,603)	2,560	(15,889)	(1,106)
Total other income (loss), net	(9,603)	2,560	$(15,889)	$(1,106)
Loss before provision for income taxes from discontinued operations	(8,943)	(3,910)	(15,326)	(9,972)
Income tax benefit (provision)	(599)	5,564	(494)	5,390
Net income (loss) from discontinued operations	$(9,542)	$1,654	$(15,820)	$(4,582)

In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 39 weeks ended September 26, 2026 and September 27, 2025, has been reflected as discontinued operations in the consolidated statements of cash flows and consists of the following (in $000s):

	39 weeks ended
	September 26, 2026	September 27, 2025
DISCONTINUED OPERATING ACTIVITIES:
Net loss from discontinued operations	$(15,820)	$(4,582)
Depreciation and amortization	2,181	1,126
Other noncash and working-capital adjustments	8,609	429
Change in deferred taxes	494	3,057
Changes in assets and liabilities:
Prepaids and other current assets	—	—
Accounts payable and accrued expenses	(999)	(30)
Net cash provided by (used in) operating activities from discontinued operations	$(5,535)	$—
DISCONTINUED INVESTING ACTIVITIES:
Net cash used in investing activities from discontinued operations	$(1,024)	$—
DISCONTINUED FINANCING ACTIVITIES:
Net cash used in financing activities from discontinued operations	$—	$—

Cash paid for interest during the thirty-nine weeks ended September 26, 2026, totaled $1,495,653, of which $1,235,408 was attributable to continuing operations and $260,245 to discontinued operations.

Sale of ALT5 Sigma Canada, Inc.

On July 29, 2026, the Company and its first tier, wholly -owned subsidiary, Alt 5 Sigma, Inc. (a Delaware corporation referenced in Note 1 as the “ALT5 Subsidiary”), entered into an Acquisition Agreement with Prime Delta Corp., a Delaware corporation (“Prime Delta”), pursuant to which the Alt 5 Subsidiary sold to Prime Delta all of the issued and outstanding shares of Alt 5 Sigma Canada, Inc. (“Alt 5 Canada”; referenced in these Notes as our indirect, wholly-owned second tier Canadian subsidiary), through which the Company conducted its payments business. In exchange, the Company received the following consideration: (i) a four (4)-year secured promissory note (the “Prime Delta Note”) in the initial principal amount of $12.0 million, bearing interest at 4% per annum, with interest payments due on the 10th day of each month, $1.0 million of principal payable on or before August 11, 2026, and the remaining principal payable in four equal annual installments of $2,750,000 (all subject to early payments in amounts no less than twenty percent (20%) of the net amounts received by Prime Delta from third-party investors of Prime Delta), and (ii) 11,551,750 newly issued shares of Prime Delta common stock (“Prime Delta Stock”). The Company valued the Prime Delta Note at its net present value of $9,251,847, using a market interest rate of 18%, less a Current Expected Credit Losses (CECL) discount of $5,876,847, for a net value of $3,375,000. The fair market value of the Prime Delta’s issued common stock is zero, as there is no readily ascertainable market for such shares. Accordingly, the aggregate fair market value of the consideration received is $3,375,000. The consolidated disposal calculation reflects assets of $24.7 million and liabilities of $11.9 million, or net assets of $12.8 million, before the $0.7 million disposal-date deferred-tax adjustment and the $1.7 million settlement of intercompany funding payable to Alyea. The adjusted consolidated net assets disposed of were $10.4 million. After deducting $3.4 million of consideration and releasing $2.6 million of cumulative translation losses, the Company recognized a disposal loss of $9.6 million in discontinued operations. The transaction closed on August 3, 2026.

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

Additionally, through counsel for Prime Delta, the Company may offer the holders of its Series B Preferred Stock the opportunity to redeem their shares of Series B Preferred Stock, on a consensual basis, in exchange for their pro rata share of up to 8,551,750 shares of Prime Delta Stock, on a one share of Series B Preferred Stock for one share of Prime Delta Stock basis. No such redemption offer has commenced, and no documentation has been prepared or filed, as applicable.

Note 5: Trade and other receivables

The Company’s trade and other receivables as of September 26, 2026 and December 27, 2025, respectively, were as follows (in $000’s):

	September 26, 2026	December 27, 2025
Other receivables	$1,818	$2,152
Trade and other receivables, net	$1,818	$2,152

Note 6: Prepaids and other current assets

Prepaids and other current assets as of September 26, 2026 and December 27, 2025 consist of the following (in $000’s):

	September 26, 2026	December 27, 2025
Prepaid interest	$500	$—
Prepaid insurance	433	2
Prepaid other	157	272
Total prepaid expenses and other current assets	$1,090	$274

Note 7: Property and Equipment

Property and equipment as of September 26, 2026 and December 27, 2025 consist of the following (in $000’s):

	September 26, 2026	December 27, 2025
Furniture and fixtures	$43	$43
Computer equipment	22	22
Property and equipment	65	65
Accumulated depreciation	(42)	(37)
Total property and equipment, net	$23	$28

Note 8: WLFI Treasury Program

The WLFI treasury program was initiated on August 12, 2025, with purchases executed in two tranches at $0.20 per token:

●	Tranche 1: 3,750,000,000 WLFI tokens

●	Tranche 2: 3,584,000,000 WLFI tokens (adjusted slightly from initial 3,750,000,000 to reflect final settlement after expenses from the proceeds of the financing completed in August 2025 (~7.3% of supply).

All acquisitions were executed through on-chain transactions and direct Token Purchase Agreements with the WLFI Foundation. The Company did not hold any WLFI tokens prior to August 12, 2025.

The outstanding units, cost basis, and fair value as of September 26, 2026 were as follows (in $000’s, except for units):

	Units	Cost Basis	Fair Value
Balance, September 26, 2026:
WLFI	7,283,585,650	$1,456,717	$417,441
Total	7,283,585,650	$1,456,717	$417,441

The following table presents a reconciliation of WLFI assets to fair value as of September 26, 2026 (in $000’s):

September 26, 2026
Fair value, December 27, 2025	$1,054,663
Additions	—
Redemptions	—
Fees paid	—
Subtotal	1,054,663
Unrealized loss	637,222
Fair value, September 26, 2026	$417,441

During the 39 weeks ended September 26, 2026, the Company recognized an unrealized loss of approximately $637.2 million related to the change in fair value of the tokens.

Concrete Agreement

Alt5 Digital Holdings, Inc. entered into a two-year arrangement with related party Concrete Network Services Ltd. under a Master Services Agreement and Statement of Work dated July 13, 2026; the relationship is described in Note 21. The Company retains legal and beneficial title to the delegated WLFI tokens and continues to recognize them at fair value, including $114.5 million pledged in the Concrete Prime and Core wallets at September 26, 2026; collateral may be sold or repledged, and withdrawal requires satisfaction of the contractual repayment and release conditions. Concrete delivered a $3.0 million USDC client advance on August 3, 2026, and the Company guarantees any repayment shortfall through the contractual yield waterfall. The Company also bears Qualified Losses on Concrete’s Prime portfolio, approximately $28.2 million at quarter end, including any contractual deficiency exposure; no such losses were reported through October 13, 2026, and no additional Qualified Losses liability has been recorded.

At September 26, 2026, pledged WLFI assets totaled $136.2 million, comprising $114.5 million in the Concrete arrangement and $21.7 million pledged for other WLFI collateralized loans. These assets are presented separately from $281.2 million of unpledged WLFI assets; aggregate recognized WLFI fair value is $417.4 million. Loan collateral remains restricted until the relevant secured obligations and release conditions are satisfied. Of the unpledged holdings, the segregated second-tranche wallet had a fair value of approximately $75.9 million and remains subject to contractual release requirements, including registration effectiveness where applicable; expiration of the twelve-month holding period alone does not satisfy all release conditions. The remaining unpledged holdings remain subject to their applicable transfer and withdrawal arrangements.

Note 9: Intangible Assets

Intangible assets as of September 26, 2026 and December 27, 2025 consist of the following (in $000’s):

	September 26, 2026	December 27, 2025
Noncompete agreements	$675	$675
Qoden intangible	—	—
Patents and domains	4	4
Trade names	500	500
Customer relationships	6,525	6,525
Block Street intangible	11,729	—
Developed technology	—	—
Intangible assets	19,433	7,704
Less accumulated amortization	(898)	(422)
Total intangible assets	$18,535	$7,282

Intangible amortization expense from continuing operations was approximately $0.476 million for the thirty-nine weeks ended September 26, 2026. The carrying amount of continuing intangible assets at September 26, 2026, was approximately $18.5 million. ALT5 Subsidiary amortization is included in discontinued operations for the periods presented.

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

Qoden Intangible Assets

On November 8, 2024, the Company acquired the Qodex Cryptocurrency Exchange Software platform and other related assets from Qoden Technologies, LLC, a provider of technology solutions for the blockchain industry. The Company was planning to amortize the intangible assets over a two 2 (2)-year periods (see Note 3). However, the intangible assets were sold as part of sale of ALT5 Canada during the 13 weeks ended September 26, 2026.

ALT5 Subsidiary Intangible Assets

On May 14, 2024, the Company acquired its ALT5 Subsidiary, which is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. As part of the acquisition, the Company acquired trade names, customer relationships, and developed technology, which were originally planned to be amortized over a period of seven years, 10 years, and five years, respectively (see Note 3). However, the intangible assets were sold as part of sale of ALT5 Canada during the 13 weeks ended September 26, 2026.

Note 10: Goodwill

The following table details the Company’s goodwill as of September 26, 2026 and December 27, 2025 (in $000’s):

	Fintech	Biotech	Corporate and Other	Total
December 27, 2025	12,297	—	—	12,297
Goodwill disposed of with ALT5 Canada	(3,880)	—	—	(3,880)
September 26, 2026	$8,417	$—	$—	$8,417

Total goodwill at December 27, 2025 was $12.3 million, comprising $8.4 million in continuing Fintech operations and $3.9 million included within assets from discontinued operations attributable to ALT5 Canada. The sale of ALT5 Canada removed the latter amount during 2026. The goodwill reconciliation above includes both classifications.

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill recognized during the 39 weeks ended September 27, 2025 was approximately $8.4 million, and was due to the acquisition of Mswipe (see Note 3).

Note 11: Accrued Liabilities

Accrued liabilities as of September 26, 2026 and December 27, 2025 consist of the following (in $000’s):

	September 26, 2026	December 27, 2025
Compensation and benefits	$231	$328
Accrued guarantees	—	300
Accrued settlements	—	4,002
Accrued interest	48	179
Accrued professional fees	—	86
Accrued Qoden payments	—	—
Accrued litigation/legal	660	660
Customer deposits	—	1,200
Other	2,959	934
Total accrued expenses	$3,898	$7,689

Note 12: Debentures

Debentures outstanding as of September 26, 2026, and December 27, 2025, consisted of the following (in $000’s):

	September 26, 2026	December 27, 2025
Interest rate of 12%, maturity date of June 30, 2025	$75	$563
Total debentures	$75	$563

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

Note 13: Debt

At September 26, 2026, the Company had a $2,999,539 noncurrent advance from Concrete under the July 13, 2026 arrangement described in Note 8. The $3.0 million advance was delivered on August 3, 2026, and is repayable through the contractual deployment yield waterfall. Alt5 Digital guarantees any shortfall. Withdrawal of pledged collateral is subject to the applicable repayment and release conditions.

Long-term debt as of September 26, 2026, and December 27, 2025, consisted of the following (in $000’s):

	September 26, 2026	December 27, 2025
Fixed deposits	$7,460	$7,937
WLFI loan	15,000	—
Unaffiliated third-party	—	310
Seller notes	4,654	5,944
Concrete client advance	3,000	—
Insurance premium financing	393	—
Total notes payable	30,507	14,191
Less current portion	(12,507)	(5,944)
Total long-term notes payable	$18,000	$8,247

Fixed Deposits

The Company entered into Corporate Fixed Deposit Agreements with unaffiliated third parties bearing interest at 13% or 15% per annum. Outstanding obligations were approximately $7.5 million and $7.9 million at September 26, 2026 and December 27, 2025, respectively. All September 26, 2026 balances mature by March 2027 and are classified as current notes payable. No qualifying extension or refinancing has been reflected in that classification. Insurance premium financing of $0.4 million relates to the July 2026–June 2027 policy period and monthly repayments and is also classified as current.

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

The Loan Agreement provides for collateralized loans in the aggregate principal amount of $15.0 million. Pursuant to the Loan Agreement, the loan will accrue interest at a rate of 4.50% per annum, payable annually in advance beginning on the applicable closing date. The principal amount and any accrued but unpaid interest under the loan are due on the maturity date, which is 24 months from the closing date of the initial loan under the Loan Agreement. The Loan Agreement is a secured, non-recourse facility to the Borrower and to us. As security for the obligations under the loan, we granted WLFI a security interest in, and transferred legal title and custody of, $WLFI tokens owned by the Borrower (the “Collateral”). The loan-to-value ratio is 65% of the pledged Collateral, which, for a $15.0 million loan, would consist of approximately $23.0 million in value of free-trading, unrestricted WLFI tokens. There are no origination, management, or prepayment fees, although the Borrower is responsible for WLFI’s expenses. Events of default include, among others, failure to pay interest when due, failure to satisfy margin top-up requirements after a margin call, breaches of covenants or representations that remain uncured after notice, and certain insolvency events. Following an event of default, the entirety of the Collateral for the loan will be forfeited to WLFI.

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

On January 29, 2026, the Borrower drew the $15.0 million facility in one tranche. Portions of the proceeds were applied to prepaid interest, funding-related professional fees, and other custody uses before funds were released to bank accounts. The intended use of proceeds was to pursue a stock buyback program approved by the Board.

As of March 28, 2026, the Company pledged 220,620,679 WLFI, with an additional 157,689,435 pledged in the 13 weeks ended September 26, 2026, for a total of 378,310,114 WLFI tokens as collateral as of September 26, 2026.

Unaffiliated Third-Party Loans

ICG Note

On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group LLC (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. As of September 27, 2025, the third party had converted $872,000 of the Company’s obligations under the ICG Note into 1.4 million shares of the Company’s common stock. As of September 26, 2026, and December 27, 2025, the amount outstanding on the ICG Note was approximately $0 and $26,000, respectively.

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

During the quarter ended September 27, 2025, one of the two non-affiliated Investors exercised the remainder of the Small Warrant for a total of 45,455 shares (see Note 16). During the fourth quarter of the year ended December 28, 2024, the non-affiliated Investor exercised the Big Warrant for a total of 200,000 shares of the Company’s common stock, and the other two non-affiliated Investors exercised the Small Warrant for a total of 90,908 shares. Additionally, during the fourth quarter of the year ended December 28, 2024, these unaffiliated third-parties agreed to convert a portion their respective investment into Future Equity Agreements of the Company’s subsidiary, Drew and, consequently, approximately $1.3 million was reclassified as non-controlling interest. During the 13 weeks ended September 27, 2025, the Company paid approximately $0.2 million, in principal and accrued interest, to one of the two non-affiliated Investors in settlement of its debt. As of September 26, 2026 and December 27, 2025, the outstanding balance due on the debentures was approximately $0 and $0.3 million, respectively, consisting of principal and accrued interest.

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

Note 14: Commitments and Contingencies

Litigation

SEC Complaint

On August 2, 2021, the U.S. Securities and Exchange Commission (“SEC”) filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and one of its executive officers, Virland Johnson, the Company’s Chief Financial Officer, as defendants (collectively, the “Defendants”). Pursuant to an agreed-upon Order of the Court, on May 28, 2024, the Company settled its litigation with the SEC. The Company’s Settlement Agreement provided, in pertinent part: “Without admitting or denying the allegations of the complaint (except as provided herein in paragraph 12 and except as to personal and subject matter jurisdiction, which [the Company] admits), [the Company] hereby consents to the entry of the final Judgment in the form attached hereto (the “Final Judgment”) and incorporated by reference herein, which, among other things: “(a) permanently restrains and enjoins [the Company] from violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder [15 U.S.C. § 78j(b) and 17 C.F.R. §§ 240.10b-5]; and (c)[sic] orders [the Company] to pay a civil penalty in the amount of $250,000 under Section 21(d)(3) of the Exchange Act [15 U.S.C. § 78u(d)(3)).” The SEC has agreed to accept four quarterly payments from the Company, each in the amount of $62,500. The Settlement Agreement is attached to the Order as Exhibit 1, both of which documents may be viewed at https://ecf.nvd.uscourts.gov/doc1/115110470966.

Pursuant to a Joint Motion filed by the SEC and Mr. Johnson, among others, and upon an Amended Final Judgment of the Court, on August 26, 2026, Mr. Johnson’s litigation with the SEC was settled. Mr. Johnson’s accepted Offer of Settlement provided, in pertinent part: “Solely for the purpose of these proceedings and any other proceedings brought by or on behalf of the Commission or in which the Commission is a party, and without admitting the findings contained in the Order, except with respect to the findings contained in paragraph 3 below, which are admitted, consents to the entry of an Order by the Commission . . .” Paragraph 3 thereof provided, “… the court entered an order permanently enjoining Johnson, by consent, from future violations of Exchange Act Rule 13b2-2 [17 C.F.R. § 240.13b2-2], as set forth in the judgment entered in the civil action entitled Securities and Exchange Commission v. Live Ventures, et al., Civil Action Number 2:21-cv-01433-JCM-MDC, in the United States District Court for the District of Nevada. Johnson was also ordered to pay a $118,225 civil money penalty.”

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

Main/270

The Company is a defendant in an action filed on April 11, 2022, in the U.S. District Court Southern District of Ohio, Eastern Division, styled, Trustees Main/270, LLC, Plaintiff, vs ApplianceSmart, Inc. and JANONE, Inc., Defendant, Case No.: 2:22-cv-01938-ALM-EPD. In November 2026, the parties reached a settlement agreement in this matter, pursuant to which the Company agreed to pay to the plaintiff approximately $1.675 million in a series of payments. The first payment is due in early November 2026 in the amount of $150,000; the second payment is due in early December 2026 in the amount of $100,000; the next 27 payments, each in the amount of $50,000 commence in early January 2027 through early April; the final last payment in the approximate amount of 25,000 is due in early May 2029.

Gulf Coast Bank and Trust vs. ALT5 Sigma Corporation, et al.

In a matter in the United States District Court for the State of Minnesota, Hennepin County, Case No. 27-CV-24-340, styled as Gulf Coast Bank and Trust Company, Plaintiffs, v ARCA Recycling, Inc., JanOne Inc., and Virland A. Johnson, Defendants; plaintiff sought the payment of approximately $1.6 million (inclusive of principal, interest, and attorneys’ fees) related to the Company’s guarantee of certain obligations of ARCA Recycling Inc., a prior subsidiary of the Company. In the context of the collection litigation, the Company posted a $900,000 cash bond with the Court. In connection with Gulf Coast Bank’s foreclosure on the assets of ARCA Recycling, the Company asserted that Gulf Coast did not act in a commercially reasonable manner regarding its monetizing ARCA’s accounts receivable, inventory, and equipment, which actions resulted in substantial loss of collateral value. The parties reached a settlement agreement under which the Company agreed to pay the Plaintiff a total of $975,000, funded through the $900,000 cash bond and a $75,000 cash payment that was tendered on December 1, 2025.

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

First Capital Consulting, Inc. DBA Trusaic vs. ALT5 Sigma Corporation

In a matter in the Los Angeles, California Superior Court Case No. 24STCV02261, styled as First Capital Consulting, Inc., Plaintiff v ALT5 Sigma Corporation, ARCA Recycling, Inc., Customer Connexx LLC; and DOES 3 through 10, inclusive, Defendants; plaintiff was seeking $97,696, plus costs and interest, against the Company for unpaid obligations of entities that no longer exist or do not have any assets, i.e., ARCA Recycling Inc. and Customer Connexx LLC. Plaintiff alleges that ALT5 Sigma Corporation, as the parent company at the time was then known, should be responsible for the fees. Plaintiff filed a motion for summary judgment on March 5, 2026, which the Court granted on June 2, 2026. In October 2026, we reached an agreement with plaintiff, pursuant to which we agreed to pay the sum of $100,000 in three substantially equal payments that commenced in mid-October and continue for the two succeeding 30-day periods, the aggregate sum of which represents a one-third reduction from the approximately $150,000 that plaintiff was seeking for its judgment of $97,690 and $52,887 of attorneys’ fees.

Judgment in Rwanda

ALT5 Sigma Canada, Inc., formerly an indirect wholly-owned subsidiary of the Company, was sold to Prime Delta Corp. on August 3, 2026. The former subsidiary is the subject of proceedings in Rwanda concerning US$3.5 million held in its account at I&M Bank. Following the disposal, the Company no longer owns ALT5 Sigma Canada, Inc. or any interest therein and, accordingly, no longer has an economic interest in the Rwanda matter or the funds at issue. The former subsidiary and the related assets are no longer included in the Company’s consolidated balance sheets.

Other Commitments

On December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to Live Ventures Incorporated (“Live Ventures”), a related party. In connection with that sale, as of January 1, 2022, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000, which represented amounts guaranteed or which may have been owed under certain lease agreements to three third-party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 28, 2024, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart’s emergence from bankruptcy. Prior to August 2025, the balance of approximately $130,000 was paid, half by the Company and half by Live Ventures. The Company and Live Ventures also agreed to divide in half between them any attorneys’ fees expended in this matter.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of September 26, 2026.

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

Private Placement Offering

Also, on August 12, 2025, the Company consummated transactions resulting from a Securities Purchase Agreement (the “Private Placement Purchase Agreement” and, together with the Registered Offering Purchase Agreements, the “Purchase Agreements”), with the Lead Investor, pursuant to which the Company received $750.0 million of $WLFI tokens and issued to the Lead Investor, in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), 1,000,000 shares of Common Stock at a purchase price of $7.50 per share (the “PIPE Shares”), and agreed to issue pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase up to 99,000,000 shares of Common Stock at a purchase price of $7.499 per PIPE Pre-Funded Warrant (the “PIPE Pre-Funded Warrant Shares”). Each of the PIPE Pre-Funded Warrants is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The PIPE Pre-Funded Warrants were not exercisable until the Company had (i) obtained stockholder approval to allow the issuance of shares underlying the PIPE Pre-Funded Warrants in excess of 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”) and (ii) filed an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock (the “Amendment”), both of which occurred in October 2025. The PIPE Pre-Funded Warrants had not been issued as of September 26, 2026 and are excluded from the 2026 earnings-per-share denominators.

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

On December 30, 2025, the Company entered into an agreement (the “Placement Agent Subsequent Agreement”) with the Placement Agent that modified certain of the terms of the Placement Agent Agreements. The parties agreed, subject to certain limitations, to extend the Placement Agent’s irrevocable right of first refusal to act as sole investment banker, sole book-runner, sole sales agent, and/or sole placement agent, at its sole discretion, for the Company’s future public and private equity and debt offering, including all equity linked financings, through December 31, 2026, on terms customary to the Placement Agent. The fee tail period, as provided in the Placement Agent Agreements, was also extended from August 12, 2026, through December 31, 2026. In connection with such extensions, the Placement Agent (i) paid the Company the sum of one million dollars and (ii) agreed that, once it has received one million dollars in fees paid to it by the Company with respect to any financing consummated during the extended right of first refusal period or in respect of the extended fee tail period, the Company may allocate 35% of the fees otherwise to be associated therewith to another bank and/or broker-dealer or, if no other bank or broker-dealer would be entitled to any such fees, then the Placement Agent will reduce its customary and reasonable fees associated therewith during such periods by 35%. The Company also generally released the Placement Agent from all claims or other obligations through the date of the Placement Agent Subsequent Agreement. In connection with the Placement Agent Subsequent Agreement, on December 26, 2025, the Company entered into an agreement with Keefe, Bruyette & Woods, Inc. (“KBW”), that superseded and terminated the parties’ May 14, 2025, and June 16, 2025, agreements, which provided that KBW would render certain financial advisory and investment banking services to the Company. Under this agreement, the Company agreed to pay to KBW the sum of three million dollars, one-third of which was paid on or about December 31, 2025, and the remaining amounts in equal payments on or before March 31, 2026, and May 31, 2026. KBW had asserted that it was due $37.8 million in advisory fees connection with the Registered Offering and the Private Placement. The parties also generally released each other from all claims or other obligations in respect of the May 14, 2025, and June 16, 2025, agreements and any transactions related thereto.

Registration Rights Agreement

On or about August 11, 2025, the Company and the Lead Investor entered into a Registration Rights Agreement requiring a resale registration statement within 15 days after closing and effectiveness within the contractual deadline. The resale registration statement has not been filed. Section 2(d) provides liquidated damages of $1,000 per day of failure per Holder for specified registration failures. Amounts unpaid more than seven days after becoming payable bear interest at 18% per annum, subject to the maximum lawful rate.

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

Note 16: Stockholders’ Equity

Common Stock: Our Articles of Incorporation authorize 2.0 billion shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 13 weeks ended September 26, 2026, and September 27, 2025, no shares of common stock were issued in lieu of professional services.

During the 39 weeks ending September 26, 2026, the Company issued 12,670,257 shares of its common stock for the acquisition of Block Street.

During the 39 weeks ending September 27, 2025, the Company issued 100,000 shares of its common stock to one individual under the Company’s 2023 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $605,000.

During the 39 weeks ending September 27, 2025, the Company issued 17,511 shares of its common stock to a non-affiliated third-party in exchange for brokerage services rendered.

During the 39 weeks ending September 27, 2025, the Company issued an aggregate of 700,000 restricted stock units to Tony Isaac, the Company’s President. 350,000 of the restricted stock units were issued from the Company’s 2024 Plan and 350,000 were issued from the Company’s 2023 Plan. The aggregate value of the shares at issuance was approximately $1.4 million.

During the 39 weeks ending September 27, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $323,000 of obligations into 529,161 shares of the Company’s common stock (see Note 13).

During the quarter ended September 27, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $306,000 of obligations into 502,852 shares of the Company’s common stock (see Note 13).

On May 15, 2025, pursuant to the terms and conditions of a promissory note, the Company converted approximately $91,500 of obligations into 150,000 shares of the Company’s common stock (see Note 13).

On May 9, 2025, the Company acquired Mswipe. As consideration under the acquisition, the Company issued 1,000,000 shares of its common stock to the sellers of Mswipe (see Note 3).

On May 2, 2025, the Company entered into a licensing agreement with a non-affiliated third party, pursuant to which the third party will provide software licensing and support to the Company. In connection with the agreement, the Company issued to the third party 300,000 shares of its common stock.

During the year ended December 27, 2025, the Company issued 45,455 shares of its common stock related to the exercise of warrants under the Small Debenture (see Note 13).

On May 4, 2024, the Company entered into an Asset Purchase Agreement for the purchase of specified assets of an unaffiliated third party. In connection with this transaction, the Company tendered 5,000 shares of the Company’s Series V Convertible Preferred Stock. The conversion ratio of the Series V Convertible Preferred Stock is 1:120, meaning every one share of Series V Convertible Preferred Stock, if and when converted into shares of Common Stock, shall convert into 120 shares of Common Stock. On March 12, 2025, the unaffiliated third-party exercised all tendered shares of Series V Convertible Preferred Stock into 600,000 shares of the Company’s common stock.

On January 15, 2025, the Company entered into a six-month consulting agreement with a non-affiliated third-party, pursuant to which the third-party will provide a variety of corporate advisory services related to investment banking matters to the Company. In connection with the agreement, on January 15, 2025, the Company issued to the third-party 15,499 shares of its common stock.

As of September 26, 2026, and December 27, 2025, there were 139,958,768 and 126,474,169, respectively, of common stock issued and 139,836,511 and 126,474,169 shares, respectively, of common stock outstanding, net of shares held in Treasury of 122,257 as of September 26, 2026.

Equity Offerings: The Company’s 2024 Plan, which was adopted by the Board in November 2024 and approved by the Stockholders’ at the 2024 annual meeting of stockholders, replaces the 2023 Plan, which replaced the 2016 Plan, which replaced the 2011 Plan. Under the 2024 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is 2,800,000 shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended September 27, 2026, there were no grants under the 2024 Plan.

The Company’s 2023 Plan, which was adopted by the Board in August 2023 and approved by the Stockholders’ at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 39 weeks ended September 26, 2026, and September 27, 2025, the Company recognized $0 and $0 in share-based compensation expense related to the 908,852 RSU’s that were awarded and immediately vested.

The Company’s 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of September 26, 2026, and December 27, 2025, 100,000 options were outstanding under the 2016 Plan.

The Company’s 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of September 26, 2026, and December 27, 2025, 8,000 were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended September 26, 2026.

Additional information relating to all outstanding stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 27, 2025	20,000	$3.83	$—	4.7
Outstanding at March 28, 2026	20,000	$3.83	$—	4.4
Outstanding at June 27, 2026	20,000	$3.83	$—	4.2
Outstanding at September 26, 2026	20,000	$3.83	$—	3.0
Exercisable at September 26, 2026	20,000	$3.83	$—	3.0

The Company recognized $0 and $0 in share-based compensation expense related to restricted stock units for the 13 weeks ended September 26, 2026, and September 27, 2025, respectively, and $0 and $0 for the 39 weeks ended September 26, 2026, and September 27, 2025, respectively.

As of September 26, 2026, the Company had no unrecognized share-based compensation expense associated with equity awards.

Series I Convertible Preferred Stock

Shares of Series I Preferred Stock are convertible into the Company’s common shares at a ratio of 100:1. No shares were converted during the 13 weeks ended September 26, 2026. As of September 26, 2026 and December 27, 2025, there were 12,500 shares and 17,000 shares of Series I Convertible Preferred Stock outstanding.

Series Q Convertible Preferred Stock

Shares of Series Q Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. No shares were converted during the 13 weeks ended September 26, 2026. As of September 26, 2026 and December 27, 2025, there were 867,387 shares and 925,212 shares of Series Q Convertible Preferred Stock outstanding.

Series S Preferred Stock

On December 28, 2022, the Company acquired Soin Therapeutics LLC, by way of a triangular merger. In connection with this transaction, with a potential value of up to $30.0 million, the Company tendered 100,000 shares of the Company’s Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. No shares were converted during the 13 weeks ended September 26, 2026. As of September 26, 2026, and December 27, 2025, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.

Series V Convertible Preferred Stock

Shares of Series V Preferred Stock are convertible into the Company’s common shares at a ratio of 120:1. All outstanding shares of Series V Preferred Stock were converted into 600,000 shares of the Company’s common stock (see above). As of September 26, 2026, and December 27, 2025, there were 0 and 5,000 shares of Series V Convertible Preferred Stock outstanding, respectively.

Note 17: Mezzanine Equity

During the year ended December 28, 2024, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities and approximately $8.0 million to permanent equity. Series S consists of distinct contractual components of a single class of preferred shares: the $10.0 million component is carried at $8.0 million in permanent equity, and the $17.0 million convertible component is carried at $3.9 million in mezzanine equity. The two carrying amounts do not represent duplicate recognition of the same component. The class has 200,000 authorized shares and 100,000 shares issued and outstanding at September 26, 2026, and December 27, 2025; these shares are counted once.

Note 18: Earnings Per Share

Net income (loss) per share is calculated using the weighted average number of common shares outstanding during the applicable period. The 99,000,000 pre-funded warrants are excluded from the 2026 basic and diluted denominators because the warrants themselves had not been issued by September 26, 2026. Unvested restricted stock is excluded from basic weighted average shares. Potential common shares from ordinary warrants, stock options, restricted share awards and convertible preferred stock are included in diluted EPS only when dilutive and are excluded in the 2026 loss periods because their effect would be antidilutive.

The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income (loss) from continuing operations	(8,633)	47,308	(503,405)	41,568
Net income (loss) from discontinued operations	(9,542)	1,654	(15,820)	(4,582)
Net income (loss)	$(18,175)	$48,962	$(519,225)	$36,986
Net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$(0.06)	$0.65	$(3.74)	$1.17
Net income (loss) per share from continuing operations, diluted	$(0.06)	$0.28	$(3.74)	$0.31
Net income (loss) per share from discontinued operations, basic	$(0.07)	$0.02	$(0.12)	$(0.13)
Net income (loss) per share from discontinued operations, diluted	$(0.07)	$0.01	$(0.12)	$(0.03)
Net income (loss) per share, basic	$(0.13)	$0.67	$(3.86)	$1.04
Net income (loss) per share, diluted	$(0.13)	$0.29	$(3.86)	$0.28
Weighted average common shares outstanding:
Basic	139,836,511	72,887,313	134,429,846	35,662,862
Diluted	139,836,511	168,657,684	134,429,846	132,041,354

Potential common shares are excluded from diluted earnings per share when their effect would be antidilutive.

Note 19: Income Taxes

The Company recorded income tax benefits from continuing operations of approximately $4.2 million and $146.4 million for the thirteen and thirty-nine weeks ended September 26, 2026, respectively. The corresponding effective tax rates were approximately 32.9% and 22.5%. The year-to-date continuing-operations benefit comprises approximately $4.3 million of current tax benefit and $146.4 million of deferred tax benefit. Income tax expense from discontinued operations was approximately $0.6 million and $0.5 million for the thirteen and thirty-nine weeks ended September 26, 2026, respectively. The total year-to-date income tax benefit was approximately $146.4 million. For the thirteen and thirty-nine weeks ended September 27, 2025, income tax expense from continuing operations was approximately $13.3 million and $15.9 million, respectively, after reclassification of ALT5 Canada. Income tax benefits from discontinued operations were approximately $5.6 million and $5.4 million, respectively. Total consolidated tax expense remains $7.7 million and $10.5 million, respectively, consistent with the previously filed consolidated results.

Note 20: Segment Information

The following information separates continuing Fintech and Corporate and Other activities from discontinued ALT5 Canada and Biotechnology operations.

The following tables present revenue, cost of revenue, gross profit, selling, general and administrative expenses and operating income (loss) for the thirteen and thirty-nine weeks ended September 26, 2026, and September 27, 2025 (in thousands).

	13 Weeks Ended September 26, 2026				13 Weeks Ended September 27, 2025
	Fintech	Corporate and Other	Discontinued operations	Total	Fintech	Corporate and Other	Discontinued operations	Total
Revenue	$248	$—	$596	$844	$913	$—	$6,662	$7,575
Cost of revenue	160	—	20	180	465	—	4,487	4,952
Gross profit	88	—	576	664	448	—	2,175	2,623
Selling, general and administrative expenses	473	5,051	(84)	5,440	448	12,118	8,645	21,211
Operating income (loss)	(385)	(5,051)	660	(4,776)	—	(12,118)	(6,470)	(18,588)

	39 weeks Ended September26, 2026				39 weeks Ended September 27, 2025
	Fintech	Corporate and Other	Discontinued operations	Total	Fintech	Corporate and Other	Discontinued operations	Total
Revenue	$934	$—	$7,035	$7,969	$1,235	$—	$18,232	$19,467
Cost of revenue	388	—	989	1,377	789	—	10,689	11,478
Gross profit	546	—	6,046	6,592	446	—	7,543	7,989
Selling, general and administrative expenses	1,036	9,687	5,483	16,206	689	14,401	16,409	31,499
Operating income (loss)	(490)	(9,687)	563	(9,614)	(243)	(14,401)	(8,866)	(23,510)

Note 21: Related Parties

Shared Services

Tony Isaac, the Company’s President, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac is a member of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $10,000 and $30,000 for the 13 weeks ended September 26, 2026, and September 27, 2025, respectively, and $70,000 and $88,000 for the 39 weeks ended September 26, 2026, and September 27, 2025, respectively. ALT5 rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada.

Concrete Network Services Ltd. is owned by the chief technology officer of World Liberty Financial, whose chief executive officer is the chairman of the Company’s board. The pledged collateral, advance, expense, yield and loss-sharing commitments under this related-party arrangement are described in Note 8.

Note 22: Subsequent Events

The subsequent events described below reflect information available through November 10, 2026.

Fixed Deposits

Approximately $1,953,765 in Fixed Deposit notes matured on October 1, 2026. Of this total, Fixed Deposit notes with a face value of $1,110,885 were repaid on October 31, 2026 and Fixed Deposit notes with a face value of $842,880 were extended.

Margin call

Subsequent to September 26, 2026, the Company received a margin call in connection with the Concrete arrangement described in Note 8.

On November 5, 2026 the Company transferred a total of 343,400,000 WLFI tokens, with a fair market value of $15,260,696, to the wallets jointly controlled by Concrete and the Company.

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

During the periods disclosed in this Quarterly Report, we operated three reportable segments:

Fintech

Our Fintech segment provides next generation blockchain-powered technologies for tokenization, trading, clearing, settlement, payment, and safe-keeping of digital assets. The Alt5 Canada portion of this segment is presented as discontinued operations for the 13 and 39 weeks ended September 26, 2026, and September 27, 2025.

Biotechnology

Our Biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. We have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for to decouple it from us so that it would operate on a stand-alone basis. The Biotech segment is being presented as discontinued operations for the 13 and 39 weeks ended September 26, 2026, and September 27, 2025. In connection with our previously announced, prospective spinoff of that subsidiary, we recently initiated serious discussions with two different public companies regarding a proposed transaction through which Drew would become a publicly traded entity. The terms currently under discussion contemplate a transaction valuation of Drew of approximately $200 million. Consummation of any spinoff transaction would be subject to the parties’ satisfactory completion of due diligence, negotiation, preparation, and execution and delivery of definitive agreements, and receipt of required regulatory and equity holder approvals, among other items. There can be no assurance that the parties will consummate any transaction at that estimated, approximate valuation, any other greater or lesser valuation, or at all.

Corporate and Other

In August 2025, we closed a $1.5 billion registered direct offering and concurrent private placement to launch our WLFI Treasury Strategy. This “capital with a purpose” financing positioned the Company as one of the most significant institutional holders of WLFI, securing a meaningful stake in the native governance token of the World Liberty Financial ecosystem.

Our policy remains a committed long-term “HODL” approach. We have successfully used our WLFI tokens as collateral for loans, enabling us to access cash while retaining exposure to the tokens. We expect to continue using eligible tokens as collateral to access cash, subject to applicable contractual restrictions, lender availability and collateral requirements. We are also in the process of taking advantage of new staking capabilities on the WLFI platform and expect to generate additional revenue from staking activities. The timing and amount of staking revenue will depend on the implementation of these activities and the platform’s terms and performance. Future acquisitions may also be funded through operating cash flows, structured debt and selective capital raises. Token sales remain restricted to liquidity requirements or material portfolio rebalancing events.

Our Corporate and Other segment consists of WLFI assets, including any additions, redemptions, or mark-to-market changes in value, are recorded within the Company’s Corporate and Other segment.

Our Corporate and Other segment consists of certain corporate general and administrative costs.

For the Thirteen Weeks Ended September 26, 2026 and September 27, 2025

Results of Operations

The following table presents selected operating results (in thousands). The 2025 comparisons have been recast to present ALT5 Canada and Biotechnology within discontinued operations.

	13 Weeks Ended	13 Weeks Ended
	September 26, 2026	September 27, 2025
Statement of Operations Data:
Revenue	$248	$913
Gross profit	88	448
Selling, general and administrative expenses	5,524	12,566
Interest (expense), net	(469)	(359)
Unrealized loss on cryptocurrency assets	(3,841)	72,836
Net loss from continuing operations before provision of income taxes	(12,867)	60,595
Net loss from discontinued operations before provision of income taxes	$(8,943)	$(3,910)

The following tables present continuing-operations revenue and gross profit by business category (in thousands). Discontinued operations are excluded from the continuing totals.

	13 Weeks Ended		13 Weeks Ended
	September 26, 2026		September 27, 2025
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$248	100%	$913	100%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total revenue	$248	100%	$913	100%

	13 Weeks Ended		13 Weeks Ended
	September 26, 2026		September 27, 2025
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$88	35.5%	$448	49.1%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total gross profit	$88	35.5%	$448	49.1%

Revenue

Continuing-operations revenue decreased by approximately $0.7 million, or 72.8%, to $0.2 million for the 13 weeks ended September 26, 2026, from $0.9 million in the comparable 2025 period. The comparison reflects Mswipe within continuing operations and excludes the Alt5 Canada business disposed of during the quarter.

Gross Profit

Continuing-operations gross profit decreased by approximately $0.4 million to $0.1 million for the 13 weeks ended September 26, 2026, from $0.4 million in the comparable 2025 period. Gross margin decreased to 35.5% from 49.1%, reflecting the relationship between transaction revenue and related costs in the continuing business.

Selling, General and Administrative Expense

Continuing-operations selling, general and administrative expenses decreased by approximately $7.0 million to $5.5 million for the 13 weeks ended September 26, 2026, from $12.6 million on the recast 2025 basis. Current-period expenses comprise approximately $0.5 million for Fintech and $5.1 million for Corporate and Other. Fintech comprises Mswipe; Corporate and Other includes parent-company, digital-treasury and corporate/consolidating expenses.

Unrealized Loss on Cryptocurrency Assets

An unrealized loss on cryptocurrency assets of approximately $3.8 million was recorded for the 13 weeks ended September 26, 2026, compared with an unrealized gain of $72.8 million in the comparable 2025 period. The 2026 loss reflects the quarter’s change in the fair value of WLFI tokens and is a noncash item.

Other Income (Expense)

Other expense, net, was $3.2 million for the thirteen weeks ended September 26, 2026, compared with other income of $2,000 in the comparable 2025 period. The current-period amount includes a $0.9 million accumulated-deficit reconciliation adjustment recorded in continuing operations. Canada operating and disposal effects are presented in discontinued operations.

Segment Performance

The continuing businesses comprise Fintech and Corporate and Other. ALT5 Canada, sold in August 2026, and the Biotechnology business are presented within discontinued operations in the comparisons below.

Operating income or loss is measured before net interest, other income and expense, and income taxes. The Total columns below include the separately identified discontinued operations (in thousands).

	13 Weeks Ended September 26, 2026				13 Weeks Ended September 27, 2025
	Fintech	Corporate and Other	Discontinued operations	Total	Fintech	Corporate and Other	Discontinued operations	Total
Revenue	$248	$—	$596	$844	$913	$—	$6,662	$7,575
Cost of revenue	160	—	20	180	465	—	4,487	4,952
Gross profit	88	—	576	664	448	—	2,175	2,623
Selling, general and administrative expenses	473	5,051	(84)	5,440	448	12,118	8,645	21,211
Operating income (loss)	(385)	(5,051)	660	(4,776)	—	(12,118)	(6,470)	(18,588)

Fintech Segment

Following the sale of ALT5 Canada, the continuing Fintech business consists of Mswipe. Continuing-operations revenue was approximately $0.2 million and gross profit was approximately $0.1 million for the 13 weeks ended September 26, 2026, with a gross margin of 35.5%.

Corporate and Other Segment

Corporate and Other generated no revenue in the 13-week periods ended September 26, 2026 and September 27, 2025. Its activities include corporate costs and the WLFI treasury program.

Discontinued Operations

Discontinued operations include ALT5 Canada and Biotechnology.

For the Thirty-Nine Weeks Ended September 26, 2026 and September 27, 2025

Results of Operations

The following table presents selected operating results (in thousands). The 2025 comparisons have been recast to present ALT5 Canada and Biotechnology within discontinued operations.

	39 weeks Ended	39 weeks Ended
	September 26, 2026	September 27, 2025
Statement of Operations Data:
Revenue	$934	$1,235
Gross profit	546	446
Selling, general and administrative expenses	10,723	15,090
Interest expense, net	(1,000)	(858)
Unrealized loss on cryptocurrency assets	(637,222)	72,836
Loss from continuing operations before provision of income taxes	(649,757)	57,490
Loss from discontinued operations before provision of income taxes	(15,326)	(9,972)

The following tables present continuing-operations revenue and gross profit by business category (in thousands). Discontinued operations are excluded from the continuing totals.

	39 weeks Ended		39 weeks Ended
	September 26, 2026		September 27, 2025
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$934	100%	$1,235	100%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total revenue	$934	100%	$1,235	100%

	39 weeks Ended		39 weeks Ended
	September 26, 2026		September 27, 2025
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$546	58.5%	$446	36.1%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total gross profit	$546	58.5%	$446	36.1%

Revenue

Continuing-operations revenue decreased by approximately $0.3 million, or 24.4%, to $0.9 million for the 39 weeks ended September 26, 2026, from $1.2 million on the recast 2025 basis. Both periods exclude ALT5 Canada from continuing operations.

Gross Profit

Continuing-operations gross profit increased by approximately $0.1 million to $0.5 million for the 39 weeks ended September 26, 2026, from $0.4 million on the recast 2025 basis. Gross margin increased to 58.5% from 36.1%.

Selling, General and Administrative Expense

Continuing-operations selling, general and administrative expenses decreased by approximately $4.4 million to $10.7 million for the 39 weeks ended September 26, 2026, from $15.1 million on the recast 2025 basis. Current-period expenses comprise approximately $1.0 million for Fintech and $9.7 million for Corporate and Other.

Interest Expense, net

Net interest expense from continuing operations increased by approximately $0.1 million to $1.0 million for the 39 weeks ended September 26, 2026, from $0.9 million on the recast 2025 basis. This comparison excludes interest attributable to discontinued operations.

Unrealized Loss on Cryptocurrency Assets

An unrealized loss on cryptocurrency assets of approximately $637.2 million was recorded for the 39 weeks ended September 26, 2026, compared with an unrealized gain of $72.8 million in the comparable 2025 period. At September 26, 2026, the reported 7,283,585,650 WLFI tokens were valued at approximately $417.4 million using a closing price of $0.05731263 per token. The fair-value loss is noncash.

Other Income (Expense)

Other expense, net, was $1.6 million for the thirty-nine weeks ended September 26, 2026, compared with other expense of $78,000 in the comparable 2025 period. The year-to-date amount includes the reconciliation adjustment described above.

Segment Performance

The continuing businesses comprise Fintech and Corporate and Other. ALT5 Canada and Biotechnology are presented within discontinued operations for the periods compared below.

Operating income or loss is measured before net interest, other income and expense, and income taxes. The Total columns below include the separately identified discontinued operations (in thousands).

	39 weeks Ended September26 , 2026				39 weeks Ended September 27, 2025
	Fintech	Corporate and Other	Discontinued operations	Total	Fintech	Corporate and Other	Discontinued operations	Total
Revenue	$934	$—	$7,035	$7,969	$1,235	$—	$18,232	$19,467
Cost of revenue	388	—	989	1,377	789	—	10,689	11,478
Gross profit	546	—	6,046	6,592	446	—	7,543	7,989
Selling, general and administrative expenses	1,036	9,687	5,483	16,206	689	14,401	16,409	31,499
Operating income (loss)	(490)	(9,687)	563	(9,614)	(243)	(14,401)	(8,866)	(23,510)

Fintech Segment

The continuing Fintech business consists of Mswipe. Continuing-operations revenue was approximately $0.9 million and gross profit was approximately $0.5 million for the 39 weeks ended September 26, 2026, with a gross margin of 58.5%.

Corporate and Other Segment

Corporate and Other generated no revenue in either 39-week period. Its activities include corporate costs and the WLFI treasury program.

Discontinued Operations

Discontinued operations include ALT5 Canada and Biotechnology.

Liquidity and Capital Resources

Overview

At September 26, 2026, cash was approximately $2.6 million, compared with opening consolidated cash of approximately $2.3 million. The Company also held a $1.3 million certificate of deposit, classified separately from cash. The cash bridge includes approximately $1.0 million of cash disposed of with ALT5 Canada. We have successfully obtained loans secured by WLFI tokens and expect to continue using eligible tokens as collateral to access cash, subject to contractual restrictions and collateral requirements. We are also pursuing new staking capabilities on the WLFI platform and expect additional revenue from those activities. Subsequent to quarter end, the Company received a margin call in connection with the Concrete arrangement as described in Note 22.

Cash Flows

Net cash used in operating activities was $21.0 million for the thirty-nine weeks ended September 26, 2026. Unrealized cryptocurrency losses of approximately $637.2 million and the deferred income tax benefit are noncash reconciliation items.

Net cash used in investing activities was $2.3 million. Investing cash flows comprise $5.0 million of certificate-of-deposit purchases, $3.7 million of principal redemptions and $1.0 million of cash disposed of with ALT5 Canada.

Net cash provided by financing activities was $16.7 million, comprising $18.0 million of borrowing proceeds, offset by $0.8 million of note repayments and $0.5 million of treasury-share purchases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 26, 2026, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.

Despite the identified material weaknesses, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. LJ Soldinger Associates, LLC, the Company’s independent registered public accounting firm, issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 27, 2025. They were not engaged to perform, and did not perform, an audit of internal control over financial reporting. The control deficiencies contributed to errors that required restatement of the Company’s 2024 consolidated financial statements, as described in the fiscal 2025 Annual Report on Form 10-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 26, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting were not effective as of September 26, 2026. Management noted the following deficiencies that management believes to be material weaknesses:

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15and 15d-15 of the Exchange Act that occurred during the period ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The information in response to this item is included in Note 14, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

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

AI Financial Corporation
(Registrant)

Date:	November 10, 2026	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2026	By:	/s/Steven M. Plumb
Steven M. Plumb
Chief Financial Officer
(Principal Financial and Accounting Officer)

